Form 10-Q
period 1996-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 1996-05-10
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March 31, 1996

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition  period from                         to




                 Commission file number          0-19244


                          Krupp Government Income Trust


              Massachusetts                                04-3089272
  (State or other jurisdiction of                      (IRS employer
    incorporation or organization)                        identification no.)

  470 Atlantic Avenue, Boston, Massachusetts                   02210
  (Address of principal executive offices)                  (Zip Code)


                                 (617) 423-2233
              (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

                                   Part I.  FINANCIAL INFORMATION

          Item 1.  FINANCIAL STATEMENTS

                                    KRUPP GOVERNMENT INCOME TRUST

                                           BALANCE SHEETS


                                               ASSETS
                                                            March 31,      December 31,
                                                              1996             1995
          Participating Insured Mortgage Investments
           ("PIMIs") (Note 2):
           Insured Mortgages                                $115,013,102   $115,131,611
           Additional loans                                   20,749,108     20,749,108
          Participating Insured Mortgages ("PIMs")
           (Notes 2)                                          57,584,647     57,691,223
          Mortgage-Backed Securities and insured
           mortgage ("MBS") (Note 3)                          29,644,089     31,394,259

                 Total mortgage investments                  222,990,946    224,966,201

          Cash and cash equivalents                            9,662,884      8,914,295
          Interest receivable and other assets                 1,715,291      1,862,335
          Prepaid acquisition fees and expenses, net
           of accumulated amortization of $5,216,749
           and $4,909,201, respectively                        8,256,610      8,564,158
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,290,259 and
           $1,177,984, respectively                            3,200,746      3,313,021

                 Total assets                               $245,826,477   $247,620,010

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)      $  6,555,764   $  5,920,957
          Other liabilities                                        8,362         20,577

                 Total liabilities                             6,564,126      5,941,534



          Shareholders' equity (Note 4):
            Common stock, no par value; 17,510,000
            Shares authorized; 15,053,135 Shares
            issued and outstanding                           238,288,983    240,103,655

            Unrealized gain on MBS                               973,368      1,574,821

                 Total Shareholders  equity                  239,262,351    241,678,476

                 Total liabilities and Shareholders'
                   equity                                   $245,826,477   $247,620,010







                               The accompanying notes are an integral
                                  part of the financial statements.

                                    KRUPP GOVERNMENT INCOME TRUST

                                        STATEMENTS OF INCOME

                                                                For the Three Months
                                                                  Ended March 31,

                                                               1996           1995

          Revenue:
            Interest income - PIMs and PIMIs:
              Base interest                                 $ 3,387,606    $ 3,452,801
              Participation income                                -             90,540
            Interest income - MBS                               611,716        646,831
            Other interest income                               121,101        148,896

                Total revenue                                 4,120,423      4,339,068

          Expenses:
            Asset management fee to an affiliate                415,287        420,226
            Expense reimbursements to affiliates                107,746        115,963
            Amortization of prepaid fees and expenses           419,823        422,325
            Other                                                99,965         89,314

                Total expenses                                1,042,821      1,047,828

          Net income                                        $ 3,077,602    $ 3,291,240

          Earnings per Share                                $       .20    $       .22

          Weighted average Shares outstanding                15,053,135     15,053,135










                              The accompanying notes are an integral
                                part of the financial statements.

                                  KRUPP GOVERNMENT INCOME TRUST

                                     STATEMENTS OF CASH FLOWS


                                                                   For the Three Months
                                                                     Ended March 31,

                                                                    1996          1995
          Operating activities:
            Net income                                          $ 3,077,602   $ 3,291,240
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Amortization of net premium                             1,295         1,500
              Amortization of prepaid fees and expenses             419,823       422,325
              Changes in assets and liabilities:
                Decrease in interest receivable and other
                 assets                                             147,044       529,397
                Decrease in other liabilities                       (12,215)      (12,629)

                    Net cash provided by operating activities     3,633,549     4,231,833

          Investing activities:
            Principal collections on MBS                          1,147,422       786,244
            Principal collections on PIMs and insured
              mortgages                                             225,085       226,846
            Acquisition of MBS                                        -        (1,782,280)
            Increase in deferred income on Additional Loans         634,807       469,169

                    Net cash provided by (used for)
                     investing activities                         2,007,314      (300,021)

          Financing activity:
            Dividends                                            (4,892,274)   (4,892,274)

          Net increase (decrease) in cash and
            cash equivalents                                        748,589      (960,462)

          Cash and cash equivalents, beginning of period          8,914,295    11,068,450

          Cash and cash equivalents, end of period              $ 9,662,884   $10,107,988











                                The accompanying notes are an integral
                                   part of the financial statements.

                                     KRUPP GOVERNMENT INCOME TRUST

                                     NOTES TO FINANCIAL STATEMENTS


  1.   Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Trust.

       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

       The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


  2.   PIMs and PIMIs

       At March 31, 1996, the Trust s PIMs and PIMIs have a fair value of approximately $187,234,000 and gross unrealized gains and losses of approximately $325,000 and $6,438,000, respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034.


  3.   MBS

       At March 31, 1996, the Trust s MBS portfolio has an amortized cost of approximately $28,671,000 and unrealized gains and losses of $983,000 and $9,000, respectively. The MBS portfolio has maturities ranging from 2008 to 2029.

                          KRUPP GOVERNMENT INCOME TRUST

  4.   Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for three months ended March 31, 1996 is as follows:

                                                                            Total
                                      Common      Retained     Unrealized  Shareholders'
                                       Stock      Earnings         Gain       Equity

      Balance at
      December 31, 1995             $240,103,655  $    -       $ 1,574,821  $241,678,476

      Net income                         -          3,077,602        -         3,077,602

      Dividends                       (1,814,672)  (3,077,602)       -        (4,892,274)

      Decrease in unrealized
       gain on MBS                        -            -          (601,453)     (601,453)

      Balance at March 31, 1996     $238,288,983  $    -       $   973,368  $239,262,351


  5.  Related Party Transactions

      During the three months ended March 31, 1996 and 1995, the Trust earned $150,413 and $150,413, respectively, of interest income on Additional Loans from affiliates of the Advisor.

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Liquidity and Capital Resources

      The most significant demand on the Trust's liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

      The Trust s investments in PIMs and PIMIs provide guaranteed or insured monthly principal and interest payments and may provide the Trust with participation income depending on the operating performance of the underlying property. For PIMIs, payment of Additional Loan base interest, after escrows and reserves are exhausted, will depend primarily on the operating performance of the underlying properties. The Lincoln Green PIM and the Timber Ridge PIMI have had very strong operating performances and in 1995 provided the Trust with significant participation income, which should continue. Timber Ridge is delinquent on additional amounts of participation income, and the Trust is aggressively pursuing collection of
  this  income  owed  on  the  Timber  Ridge  PIMI.    Lifestyles  Apartments
  operating performance continues to be impeded by competition from new apartment complexes and affordable single-family homes in the area that limit its ability to raise rents. Overall, operations have remained stable, however, they are not expected to improve significantly this year. The property operations at Mountain View Apartments improved slightly due to an improved rental market and the installation of a new management company in late 1995. Once the reserves set aside to fund Windward Lakes Apartments Additional Loan base interest payments are depleted, the property operations may not generate sufficient cash flow to meet the Additional Loan base interest payments. The Advisor is currently evaluating an appropriate course of action if property operations do not improve.

      In February 1996, the Trust learned that the borrower of the first mortgage loan underlying the Canyon Ridge PIM was two months in arrears on its debt service payments. Subsequently, the servicer and the Federal National Mortgage Association ("FNMA") initiated a foreclosure proceeding that should conclude in the second quarter of 1996. To date, the Trust has received all of its guaranteed monthly principal and interest collections from the servicer as required. The Trust s Advisor is discussing with FNMA alternative approaches of loan disposition that would be more favorable to the Trust. While the Trust will receive a repayment of principal and interest on the PIM it may not receive any participation income. The Trust would be able to reinvest any proceeds in mortgages based on the Advisor s evaluation of market conditions for mortgages at that time.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying
  property   or  an   insurance  claim  the   Trust  would   not  receive  any
  participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                   (Amounts in thousands, except per Share amounts)
                                                        Period Ended  Inception Through
                                                           3/31/96          3/31/96
            Distributable Cash Flow (a):

            Net income                                     $ 3,078       $ 75,332
            Items providing or not requiring the
             use of operating funds:
                Amortization of prepaid fees and
                 expenses and organization costs               420          6,557

                Additional Loan Interest                       635          6,556

                Total Distributable Cash Flow                4,133         88,445

            DCF per Share based on Shares
             outstanding at March 31, 1996                 $   .28       $   5.88 (c)

            Dividends:

             Total dividends to Shareholders               $ 4,892 (b)   $122,003 (b)

             Average dividend per Share based
              on Shares outstanding at
              March 31, 1996                               $   .32       $   8.10 (b)(c)


  (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and before the effect of any gains or losses from the sale of assets, and includes interest collections on Additional Loans.
  (b)            Includes an  estimate of the distribution  to be  paid in May
                 1996.
  (c) Shareholders average per Share return of capital as of May 1996 is $2.22 [$8.10 - $5.88]. Return of capital represents that portion of the dividends which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Assessment of Credit Risk

                 The Trust's investments in mortgages are guaranteed or insured by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ( GNMA ) and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

                 FNMA is a federally-chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally-chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

                 The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

  Operations

                 The following discussion relates to the operations of the Trust during the three months ended March 31, 1996 and 1995 (dollars in thousands, except per Share amounts):

                                                          Three Months Ended March 31,
                                                              1996            1995
                                                                  Per             Per
                                                        Amount   Share   Amount  Share

            Interest income - PIMs and PIMIs:
              Base interest                             $3,388   $ .23   $3,453  $ .23
              Participation income                         -        -        90    .01
            Additional loan interest                       635     .04      469    .03
            Interest income on MBS                         612     .04      647    .04
            Other interest income                          121     .01      149    .01
            Trust expenses                                (623)   (.04)    (626)  (.04)

            DCF                                          4,133     .28    4,182    .28

            Reconciliation to net income:

              Amortization of prepaid fees and
               expenses and organization costs            (420)   (.04)    (422)  (.03)
              Additional loan interest deferred           (635)   (.04)    (469)  (.03)

                 Net income                             $3,078   $ .20   $3,291  $ .22

            Weighted average Shares                     15,053,135       15,053,135




      Net income for the first quarter of 1996 decreased by approximately $213,000 as compared to the first quarter of 1995 due in part to lower interest income resulting from a declining asset base and because the Trust received approximately $90,000 of participation income in 1995 and no participation income in 1996. As principal collections reduce the Trust s investments in MBS, PIMs and insured mortgages interest income on MBS and base interest income on PIMs and PIMIs will also decline. The Trust funds a portion of dividends with principal collections which will continue to reduce the asset base generating income for the Trust in the future.

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION


  Item 1.  Legal Proceedings
           Response:  None

  Item 2.  Changes in Securities
           Response:  None

  Item 3.  Defaults upon Senior Securities
           Response:  None

  Item 4.  Submission of Matters to a Vote of Security Holders
           Response:  None

  Item 5.  Other Information
           Response:  None

  Item 6.  Exhibits and Reports on Form 8-K
           Response:  None

                                    SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Krupp Government Income Trust
                             (Registrant)



                              BY:  /s/ Robert A. Barrows

                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Government Income Trust














  DATE:  April 24, 1996