Form 10-Q
period 1996-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 1996-08-12
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    June 30, 1996

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to



                 Commission file number          0-19244


                          Krupp Government Income Trust


        Massachusetts                            04 - 3089272
  (State or other jurisdiction of                ( I R S employer
  incorporation or organization)                 identification no.)

  470 Atlantic Avenue, Boston, Massachusetts                 02210
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

                         Part I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

  This  Form 10-Q  contains forward-looking  statements within the  meaning of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                                    KRUPP GOVERNMENT INCOME TRUST

                                           BALANCE SHEETS


                                               ASSETS
                                                              June 30,     December 31,
                                                                1996           1995
          Participating Insured Mortgage Investments
           ("PIMIs") (Note 2):
           Insured Mortgages                                $114,889,685   $115,131,611
           Additional loans                                   20,749,108     20,749,108
          Participating Insured Mortgages ("PIMs")
           (Notes 2)                                          48,643,027     57,691,223
          Mortgage-Backed Securities and insured
           mortgage ("MBS") (Note 3)                          28,150,414     31,394,259

                 Total mortgage investments                  212,432,234    224,966,201

          Cash and cash equivalents                           18,862,224      8,914,295
          Interest receivable and other assets                 1,650,127      1,862,335
          Prepaid acquisition fees and expenses, net
           of accumulated amortization of $5,511,992
           and $4,909,201, respectively                        7,961,367      8,564,158
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,398,433 and
           $1,177,984, respectively                            3,092,572      3,313,021

                 Total assets                               $243,998,524   $247,620,010

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)      $  6,649,949   $  5,920,957
          Other liabilities                                       13,497         20,577

                 Total liabilities                             6,663,446      5,941,534



          Shareholders' equity (Note 4):
            Common stock, no par value; 17,510,000
            Shares authorized; 15,053,135 Shares
            issued and outstanding                           236,661,378    240,103,655

            Unrealized gain on MBS                               673,700      1,574,821

                 Total Shareholders  equity                  237,335,078    241,678,476

                 Total liabilities and Shareholders'
                   equity                                   $243,998,524   $247,620,010


                               The accompanying notes are an integral
                                  part of the financial statements.


                                    KRUPP GOVERNMENT INCOME TRUST

                                        STATEMENTS OF INCOME


                                       For the Three Months        For the Six Months
                                           Ended June 30,            Ended June 30,

                                          1996        1995         1996        1995

          Revenues:
            Interest income - PIMs
             and PIMIs:
             Base interest            $ 3,221,901 $ 3,416,291  $ 6,609,507  $ 6,869,092
            Participation income          146,256       -          146,256       90,540
            Interest income - MBS         590,932     666,843    1,202,648    1,313,674
            Other interest income         274,386     133,191      395,487      282,087

                Total revenues          4,233,475   4,216,325    8,353,898    8,555,393

          Expenses:
            Asset management fee to an
             affiliate                    396,089     423,317      811,376      843,543
            Expense reimbursements to
             affiliates                    83,879     115,963      191,625      231,926
            Amortization of prepaid
             expenses, fees and
             organization costs           403,417     420,655      823,240      842,980
            General and
            administrative                 85,421     101,115      185,386      190,429

                Total expenses            968,806   1,061,050    2,011,627    2,108,878

          Net income                  $ 3,264,669 $ 3,155,275  $ 6,342,271  $ 6,446,515

          Earning per Share           $       .22 $       .21  $       .42  $       .43

          Weighted average Shares
           outstanding                       15,053,135               15,053,135


                              The accompanying notes are an integral
                                part of the financial statements.


                                  KRUPP GOVERNMENT INCOME TRUST

                                     STATEMENTS OF CASH FLOWS

                                                                   For the Six Months
                                                                     Ended June 30,

                                                                    1996          1995
          Operating activities:
            Net income                                          $ 6,342,271   $ 6,446,515
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Amortization of net premium                             -             1,422
              Amortization of prepaid fees and expenses             823,240       842,980
              Changes in assets and liabilities:
                Decrease in interest receivable and other
                 assets                                             212,208       543,660
                Increase (decrease) in other liabilities             (7,080)          515

                    Net cash provided by operating activities     7,370,639     7,835,092

          Investing activities:
            PIM prepayment                                        8,862,450          -
            Principal collections on PIMs                           427,672       431,697

            Principal collections on MBS                          2,342,724     1,500,199
            Investment in MBS                                         -        (2,977,694)
            Increase in deferred income on Additional Loans         728,992       518,487

                    Net cash provided by (used for)
                     investing activities                        12,361,838      (527,311)

          Financing activity:
            Dividends                                            (9,784,548)   (9,784,548)

          Net increase (decrease) in cash and
            cash equivalents                                      9,947,929    (2,476,767)

          Cash and cash equivalents, beginning of period          8,914,295    11,068,450

          Cash and cash equivalents, end of period              $18,862,224   $ 8,591,683

                                The accompanying notes are an integral
                                   part of the financial statements.


                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS


  1.   Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Trust.

       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995.

       The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs and PIMIs

       At June 30, 1996, the Trust s PIMs and PIMIs have a fair value of approximately $175,793,000 and gross unrealized gains and losses of approximately $65,000 and $8,554,000, respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034.

       On April 25, 1996, the Trust received a prepayment of the Canyon Ridge Apartments PIM from the Federal National Mortgage Association ( FNMA ) of the outstanding principal balance of approximately $8.9 million.

       The Trust intends to reinvest the principal received from this prepayment and is currently looking at investment opportunities. The borrower defaulted on its first mortgage loan and FNMA intended to foreclose on the property, but the borrower filed for bankruptcy before this happened. The Trust intends to pursue collection of all participation interest income due from the borrower through a claim with the bankruptcy court. Whether the Trust collects any participation interest income will depend on the ultimate outcome of the bankruptcy proceedings.

  3.   MBS

       At June 30, 1996, the Trust s MBS portfolio has an amortized cost of approximately $27,476,714 and unrealized gains and losses of $744,825 and $71,125, respectively. The MBS portfolio has maturities ranging from 2008 to 2029.

                                    Continued


                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued



  4.   Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for six months ended June 30, 1996 is as follows:

                                                                                          Total
                                              Common      Retained     Unrealized  Shareholders'
                                               Stock      Earnings         Gain       Equity

      Balance at December 31, 1995         $240,103,655  $    -       $ 1,574,821  $241,678,476

      Net income                                -          6,342,271        -         6,342,271

      Dividends                              (3,442,277)  (6,342,271)       -        (9,784,548)

      Decrease in unrealized
       gain on MBS                               -            -          (901,121)     (901,121)

      Balance at June 30, 1996             $236,661,378  $    -       $   673,700  $237,335,078


  5.  Related Party Transactions

      During each of the six month periods ended June 30, 1996 and 1995, the Trust received $150,413 of interest income on Additional Loans from affiliates of the Advisor.


  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein.

  Actual results may differ materially from those anticipated by such forward-looking statements.

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

      The Trust s investments in PIMs and the insured mortgages of the PIMIs provide guaranteed or insured monthly principal and interest payments and may provide the Trust with participation income depending on the operating performance of the underlying property. For PIMIs, payment of Additional Loan base interest, after escrows and reserves are exhausted, will depend primarily on the operating performance of the underlying properties.

      The Lincoln Green PIM and the Timber Ridge PIMI have had very strong operating performances and in 1995 provided the Trust with significant participation income, which should continue. In 1996, the Trust collected participation income interest of $130,000 from the Lincoln Green PIM and $160,000 from the Timber Ridge PIMI. The Trust and the borrower of the Timber Ridge PIMI disagree on whether the borrower owes the Trust additional participation income interest and are trying to resolve this issue. The Trust believes there is additional participation income interest owed and will aggressively pursue collection of these amounts.

      Lifestyles Apartments operating performance continues to be impeded by competition from new apartment complexes and affordable single-family homes in the area that limit its ability to raise rents. Overall, operations have remained stable, however, they are not expected to improve significantly this year. The Advisor and the borrower of the Lifestyles Apartments PIMI are currently discussing arrangements that would provide the borrower with some debt service relief and should finalize an agreement in the third quarter. During the second quarter the borrower of the Windward Lakes Apartments PIMI approached the Trust to obtain some form of debt service relief. The Advisor is discussing possible arrangements with the borrower and should conclude these discussions in the third quarter.

      The borrower of the Canyon Ridge Apartments PIM was delinquent on its debt service payments and the servicer and the Federal National Mortgage Association ( FNMA ) intended to foreclose on the property. Prior to this foreclosure the Trust received a prepayment from FNMA, and subsequently the borrower filed for bankruptcy. The Trust intends to reinvest the principal balance received of approximately $8.9 million in a new mortgage investment and is currently looking at investment opportunities. In addition, the Trust intends to pursue collection of all participation interest income due from the borrower through a claim with the bankruptcy court. Whether the Trust collects any participation interest income will depend on the ultimate outcome of these proceedings.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay any outstanding Shared Income and Minimum Additional Interest plus the greater of a prepayment penalty or the Shared Appreciation Interest for PIMs, or by paying all amounts due under the

  PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim the Trust would not likely receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                           (Amounts in thousands, except per Share amounts)
                                                        Period Ended  Inception Through
                                                           6/30/96          6/30/96
            Distributable Cash Flow (a):

            Net income                                     $ 6,342       $ 78,596
            Items providing or not requiring the
             use of operating funds:
                Amortization of prepaid fees and
                 expenses and organization costs               823          6,960

                Additional Loan Interest                       729          6,650

                Total Distributable Cash Flow              $ 7,894       $ 92,206

            DCF per Share based on Shares
             outstanding at June 30, 1996                  $   .52       $   6.12 (c)

            Dividends:

             Total dividends to Shareholders               $ 9,785 (b)   $126,896 (b)

             Average dividend per Share based
              on Shares outstanding at
              June 30, 1996                                $   .65       $   8.43 (b)(c)

  (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and before the effect of any gains or losses from the sale of assets, and includes interest collections on Additional Loans.
  (b)  Includes an estimate of the distribution to be paid in August 1996.
  (c) Shareholders average per Share return of capital as of August 1996 is $2.31 [$8.43 - $6.12]. Return of capital represents that portion of the dividends which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

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

  Operations

       The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1996 and 1995 (dollars in thousands, except per Share amounts):

                                                   Three Months Ended June 30,
                                                     1996              1995
                                                          Per                Per
                                               Amount    Share    Amount    Share

            Interest income on PIMs and PIMIs:
              Base interest                    $3,222    $ .21    $3,417    $ .22
              Participation income                146      .01       -        -
            Additional loan interest               94      .01        49      -
            Interest income on MBS                591      .04       667      .05
            Other interest income                 274      .02       133      .01
            Trust expenses                       (566)    (.04)     (640)    (.04)

                     DCF                        3,761      .25     3,626      .24

            Reconciliation to net
             income:
              Amortization of prepaid
               fees and expenses and
               organization costs                (403)    (.02)     (421)    (.03)
              Additional loan interest
               deferred                           (94)    (.01)      (49)     -

                     Net income                $3,264    $ .22    $3,156    $ .21

            Weighted average
             Shares outstanding                15,053,135         15,053,135

            Interest income on PIMs and PIMIs
              Base interest                    $6,610    $ .44    $6,870    $ .45
              Participation income                146      .01        90      .01
            Additional loan interest              729      .05       518      .03
            Interest income on MBS              1,203      .08     1,314      .09
            Other interest income                 395      .03       282      .02
            Trust expenses                     (1,189)    (.09)   (1,266)    (.08)

                     DCF                        7,894      .52     7,808      .52

            Reconciliation to net
             income:
              Amortization of prepaid

               fees and expenses and
               organization costs                (823)    (.05)     (843)    (.06)
              Additional loan interest
               deferred                          (729)    (.05)     (518)    (.03)

                     Net income                $6,342    $ .42    $6,447    $ .43

            Weighted average
             Shares outstanding                15,053,135         15,053,135

  The Trust s net income for the three months ended June 30, 1996 increased $108,000 as compared to the three months ended June 30, 1995 due to a slight increase in interest income and lower expenses. Interest income increased in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to an increase in participation income interest and other interest income, which was a result of the Canyon Ridge Apartments PIM prepayment increasing the investable dollars, net of a decrease in base interest income on PIMs, also as a result of the prepayment, and a decrease in interest income on MBS, which will continue to decline as principal collections reduce the outstanding principal balance of the MBS portfolio. Expenses decreased in the second quarter of 1996 as compared to the second quarter of 1995 due in part to lower asset management fees and amortization expenses resulting from the Canyon Ridge Apartments PIM prepayment, but these expenses will increase when the Trust reinvests these funds in a new mortgage investment. In addition, expense reimbursements to affiliates and general and administrative expenses were lower during the three months ended June 30, 1996 as compared to the corresponding period in 1995.

  Net income decreased during the first half of 1996 as compared to the first half of 1995 due to a $202,000 decrease in interest income that was offset in part by a $97,000 decrease in expenses. Interest income on MBS decreased by $111,000 during the first half of 1996 as compared to the first half of 1995 and will continue to decline as principal collections reduce the MBS portfolio. Also, as discussed above, the Canyon Ridge Apartments PIM prepayment caused a decrease in base interest on PIMs and an increase in other interest income during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Asset management fees and amortization expense decreased as a result of the prepayment, but will increase when the Trust reinvests the prepayment proceeds in a new mortgage investment. In addition, the Trust s expenses decreased because expense reimbursements to affiliates were $40,000 lower in the first half of 1996 versus the first half of 1995.



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



                     Krupp Government Income Trust
                             (Registrant)



                              BY:  /s/ Robert A. Barrows
                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer o  f
  Krupp Government Income Trust


  DATE:  August 5, 1996