Form 10-Q
period 1996-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 1996-11-04
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1996

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

                          KRUPP GOVERNMENT INCOME TRUST

                                            BALANCE SHEETS


                                                ASSETS
                                                            September 30,  December 31,
                                                                1996           1995

        Participating Insured Mortgage Investments
         ("PIMIs") (Note 2):
            PIMs                                            $114,757,175   $115,131,611
            Additional Loans                                  20,749,108     20,749,108
        Participating Insured Mortgages ("PIMs")(Note 2)      48,562,091     57,691,223
        Mortgage-Backed Securities and insured mortgage
         ("MBS") (Note 3)                                     27,001,747     31,394,259
                Total mortgage investments                   211,070,121    224,966,201

        Cash and cash equivalents                             18,991,047      8,914,295
        Interest receivable and other assets                   1,606,936      1,862,335
        Prepaid acquisition fees and expenses, net of
         accumulated amortization of $5,801,083 and
         $4,909,201, respectively                              7,672,276      8,564,158
        Prepaid participation servicing fees, net of
         accumulated amortization of $1,504,555 and
         $1,177,984, respectively                              2,986,450      3,313,021
                Total assets                                $242,326,830   $247,620,010

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

        Deferred income on Additional Loans(Note 4)         $  6,889,487   $  5,920,957
        Other liabilities                                         20,860         20,577

                Total liabilities                              6,910,347      5,941,534

        Shareholders' equity (Note 5):
            Common stock, no par value; 17,510,000
            shares authorized and 15,053,135 shares
            issued and outstanding                           234,769,786    240,103,655

            Unrealized gain on MBS                               646,697      1,574,821

                Total Shareholders' equity                   235,416,483    241,678,476

                Total liabilities and Shareholders'
                 equity                                     $242,326,830   $247,620,010

                                The accompanying notes are an integral
                                   part of the financial statements


                                     KRUPP GOVERNMENT INCOME TRUST

                                         STATEMENTS OF INCOME


                                            For the Three Months Ended For the Nine Months Ended
                                                  September 30,               September 30,

                                               1996          1995         1996          1995
     Revenues:
       Interest income - PIMs and PIMIs:
         Base interest (Note 2)              $3,141,595   $3,459,378   $ 9,751,102 $10,328,470
     Participation income                        12,905      200,000       159,161  290,540

     Interest income - MBS                      562,753      659,529     1,765,401  1,973,203
       Other interest income                    243,792      122,140       639,279    404,227

         Total revenues                       3,961,045    4,441,047    12,314,943 12,996,440

     Expenses:
       Asset management fee to an affiliate     397,816      425,972     1,209,192  1,269,515
       Expense reimbursements to affiliates     107,745      115,962       299,370    347,888
       Amortization of prepaid expenses,
        fees and organization costs             395,213      419,826     1,218,453  1,262,806
       General and administrative                59,589       84,069       244,975    274,498

         Total expenses                         960,363    1,045,829     2,971,990   3,154,707

     Net income                              $3,000,682   $3,395,218   $ 9,342,953 $ 9,841,733

     Earnings per share                      $      .20   $      .22   $       .62 $       .65

     Weighted average shares outstanding            15,053,135                   15,053,135

                               The accompanying notes are an integral
                                 part of the financial statements.

                                   KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF CASH FLOWS


                                                                For the Nine Months Ended
                                                                     September 30,

                                                                  1996            1995
     Operating activities:
       Net income                                             $ 9,342,953     $ 9,841,733
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of discounts and premiums                    (3,718)          7,273
         Amortization of prepaid expenses, fees and
          organization costs                                    1,218,453       1,262,806
         Changes in assets and liabilities:
            Decrease in interest receivable and other assets      255,399         507,063
            Increase (decrease) in other liabilities                  283         (15,350)

                Net cash provided by operating
                 activities                                    10,813,370      11,603,525

     Investing activities:
       Principal collections on MBS                             3,468,106       2,342,211
       Principal collections on PIMs                              641,118         640,728
       Acquisition of MBS                                           -          (3,203,221)
       PIM prepayment                                           8,862,450          -
       Increase in deferred income on Additional
        Loans                                                     968,530       1,221,455

                Net cash provided by investing
                 activities                                    13,940,204       1,001,173

     Financing activity:
       Dividends                                              (14,676,822)    (14,676,822)

     Net increase (decrease) in cash and
      cash equivalents                                         10,076,752      (2,072,124)

     Cash and cash equivalents, beginning of period             8,914,295      11,068,450

     Cash and cash equivalents, end of period                 $18,991,047     $ 8,996,326

                               The accompanying notes are an integral
                                 part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS


  1.   Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Trust's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Trust.

       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

       The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.   PIMs and PIMIs

       At September 30, 1996, the Trust s PIMs and PIMIs have a fair value of approximately $175,089,000 and gross unrealized gains and losses of approximately $69,000 and $9,048,000, respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034.

       During August 1996, the Trust entered into a modification agreement (the Agreement ) with the borrower of the Lifestyles Apartments PIMI that reduces the interest paid monthly on the insured mortgage by 1% per annum for a period of 24 months. The Agreement also extended the prepayment lock out period by five years and postponed the date when the Trust can accelerate the maturity date five years. The Agreement modified the terms of the Additional Loan as follows: base interest will only be payable from 50% of available surplus cash during each fiscal year up to a maximum payment of $100,000; the Preferred Interest rate will be 10%; and the Preferred Return will only be calculated on the outstanding balance of the Additional Loan. The Agreement also amended the participation features to increase the Participating Income Interest percentage from 50% to 75% of surplus cash on available surplus cash in excess of $200,000. In addition, the borrower agreed to contribute $150,000 to an escrow account controlled by the Trust to fund operating deficits of the property and agreed to fund up to a maximum of $50,000 per year for operating deficits at the property if deemed necessary by GIT. Upon the sale, refinancing, maturity or permitted prepayment, and following payment of the insured mortgage and the Additional Loan principal, the Trust will be entitled to receive the interest currently foregone on the insured mortgage. However, the Trust and the borrower will share equally in the proceeds until the borrower receives repayment of the $150,000 contributed to the escrow. If there are still sufficient proceeds, the Trust will then be entitled to payment for any Preferred Interest and will then receive 50% of the remaining proceeds. Any amounts under the participation features or the Preferred Return accumulated prior to the modification will be foregone by the Trust.

       On April 25, 1996, the Trust received a prepayment of the Canyon Ridge Apartments PIM from the Federal National Mortgage Association ( FNMA ) for the outstanding principal balance of approximately $8.9 million. The Trust intends to reinvest the principal received from this prepayment and is currently looking at investment opportunities. The borrower defaulted on its first mortgage loan and FNMA intended to foreclose on the property, but the borrower filed for bankruptcy before this happened. The Trust intends to pursue collection of all participation interest income due from the borrower through a claim with the bankruptcy court. Whether the Trust collects any participation income interest will depend on the ultimate outcome of the bankruptcy proceedings.

  3.   MBS

       At September 30, 1996, the Trust s MBS portfolio has an amortized cost of approximately $26,355,050 and unrealized gains and losses of $698,572 and $51,875, respectively. The MBS portfolio has maturities ranging from 2008 to 2029.

  4.   Related Party Transactions

       During the three and nine months ended September 30, 1996, the Trust earned $57,739 and $208,152, respectively, of interest payments on Additional Loans from affiliates of the Advisor as compared to $150,412 and $300,825 during the three and nine months ended September 30, 1995, respectively.

  5.   Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for the nine months ended September 30, 1996 is as follows:

                                                                                     Total
                                         Common       Retained    Unrealized     Shareholders'
                                          Stock       Earnings        Gain          Equity
           Balance at December 31,
         1995                         $240,103,655   $    -       $ 1,574,821    $241,678,476
           Net income                       -         9,342,953         -           9,342,953

         Dividends                      (5,333,869)  (9,342,953)        -         (14,676,822)
           Change in unrealized
              gain on MBS                   -             -          (928,124)       (928,124)

           Balance at September 30,
         1996                         $234,769,786   $    -       $   646,697    $235,416,483

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

      The Lincoln Green PIM and the Timber Ridge PIMI have had very strong operating performances and in 1995 provided the Trust with significant participation income, which should continue. In 1996, the Trust collected participation income interest of $130,000 from the Lincoln Green PIM, $160,000 from the Timber Ridge PIMI and $13,000 from Riverview Apartments PIM. The Trust and the borrower of the Timber Ridge PIMI disagree on whether the borrower owes the Trust additional participation income interest and are trying to resolve this issue. The Trust believes there is additional participation income interest owed and will aggressively pursue collection of these amounts.

      Lifestyles Apartments operating performance continues to be impeded by competition from new apartment complexes and affordable single-family homes in the area that limit its ability to raise rents. Overall, operations have remained stable, but are not expected to improve significantly. As a result the borrower of the Lifestyles Apartments PIMI requested some form of debt service relief. During the third quarter the Advisor and the borrower finalized an agreement that includes a 1% per annum reduction in the interest paid monthly on the insured mortgage for a 24-month period. The agreement also specifies that Additional Loan base interest payments will be based on surplus cash and extends the prepayment lockout date by five years. In addition, the borrower has contributed $150,000 to fund current operating deficits of the property and has agreed to fund future operating deficits of the property up to a maximum of $50,000 per year if deemed necessary by GIT.

      During the second quarter the borrower of the Windward Lakes Apartments PIMI approached the Trust to obtain some form of debt service relief. The Advisor is discussing possible arrangements with the borrower and should conclude these discussions possibly in the fourth quarter. These discussions will also determine the status of the unpaid Additional Loan base interest payment due September 1.

      The borrower of the Canyon Ridge Apartments PIM was delinquent on its debt service payments and the servicer and the Federal National Mortgage Association ( FNMA ) intended to foreclose on the property. Prior to this foreclosure the Trust received a prepayment from FNMA, and subsequently the borrower filed for bankruptcy. The Trust intends to reinvest the principal balance received of approximately $8.9 million in a new mortgage investment and is currently looking at investment opportunities. In addition, the Trust intends to pursue collection of all participation interest income due from the borrower through a claim with the bankruptcy court. Whether the Trust collects any participation income interest will depend on the ultimate outcome of these proceedings.

      For the first five years of the PIMs and PIMIs the borrowers are prohibited from prepaying. For the second five years, the borrowers can prepay the loans and pay any outstanding Shared Income and Minimum Additional Interest plus the greater of a prepayment penalty or the Shared Appreciation Interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim the Trust would not likely receive any participation interest or any amounts due under the Additional Loan. The Trust has the option of calling PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                                                     Nine months ended    Inception through
                                                     September 30, 1996   September 30, 1996
                                                    (In thousands, except per Share amounts)


      Distributable Cash Flow (a):
       Net income                                          $ 9,343           $ 81,597
       Items providing or not requiring the use
        of operating funds:
           Amortization of prepaid fees and
            expenses and organization costs                  1,219              7,356

           Additional Loan Interest                            968              6,889

           Total Distributable Cash Flow ("DCF")           $11,530           $ 95,842

         DCF per Share based on Shares outstanding at
          September 30, 1996                               $   .77           $   6.37 (c)

      Dividends:
         Total dividends to Shareholders                   $14,677 (b)       $131,788 (b)

         Average dividend per Share based
          on Shares outstanding at September 30, 1996      $   .97 (b)       $   8.75 (b)(c)

  (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and includes all interest collections on Additional Loans. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indicator of operating performance or cash flows as a measure of liquidity.
  (b)      Includes an estimate of the November 1996 distribution.

  (c) Shareholders average per Share return of capital as of November 1996 is $2.38 [$8.75 - $6.37]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.


  Assessment of Credit Risk


  The Trust's investments in mortgages are guaranteed or insured by the Federal National
  Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Department of Housing and
  Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of  these
  entities.

      FNMA  is a  federally  chartered private  corporation that  guarantees obligations
  originated  under  its programs.   FHLMC  is  a federally  chartered corporation  that
  guarantees  obligations originated  under  its  programs and  is  wholly-owned by  the twelve Federal  Home Loan  Banks.  These  obligations are  not guaranteed by  the U.S.
  Government or the Federal  Home Loan Bank Board.   GNMA guarantees the full and timely
  payment of  principal and basic interest on the securities it issues, which represents interest in pooled mortgages  insured by HUD.  Obligations  insured by HUD,  an agency of  the  U.S.  Government,  are backed  by  the  full faith  and  credit  of the  U.S.
  Government.

      The Trust's Additional  Loans have similar risks  as those associated  with higher
  risk debt instruments, including:   reliance on the owners  operating skills,  ability
  to maintain  occupancy levels,  control operating  expenses, ability  to maintain  the properties  and  obtain  adequate  insurance  coverage;  adverse  changes  in  general economic conditions,  adverse local  conditions, and  changes in  governmental regula-
  tions, real  estate zoning laws,  or tax laws; and other  circumstances over which the
  Trust may have little or no control.



  Operations

  The following discussion  relates to the operations of the Trust during  the three and nine  months ended September 30, 1996 and 1995 (dollars in thousands, except per Share amounts):

                                Three Months Ended September 30,   Nine  Months  Ended September 30,
                                    1996             1995              1996                 1995
                                         Per              Per               Per             Per
                                Amount  Share   Amount   Share     Amount  Share   Amount  Share

     Interest income on PIMs:
       Base interest            $3,141    $.21  $3,459   $.23     $ 9,751   $.65 $10,328  $.68
       Participation income         13      -      200    .01         159    .01     291   .02
       Additional loan interest
        received including
        income deferrals           239     .02     703    .05         968    .07   1,221   .08
     Interest income on MBS        562     .04     659    .04       1,765    .12   1,973   .13

     Other interest income         244     .01     122    .01         639    .04     404   .03
     Trust expenses               (563)   (.03)   (625)  (.04)     (1,752)  (.12) (1,891) (.13)

      DCF                        3,636     .25   4,518    .30      11,530    .77  12,326   .81

     Reconciliation to net
      income:
       Amortization of prepaid
        fees, expenses and
        organization costs        (396)   (.03)   (420)  (.03)     (1,219)  (.08) (1,263) (.08)
       Additional loan interest
        deferred                  (239)   (.02)   (703)  (.05)       (968)  (.07) (1,221) (.08)

          Net income            $3,001   $ .20  $3,395   $.22     $ 9,343   $.62 $ 9,842  $.65

     Weighted average shares
      outstanding                       15,053,135                         15,053,135


  The Trust's net income for the three and nine months ended September 30, 1996 decreased by approximately $394,000 and $499,000, respectively, as compared to the corresponding periods in 1995 due primarily to decreases in base interest on PIMs and Insured Mortgages and interest income on MBS. Base interest on PIMs and Insured Mortgages decreased by approximately $318,000 and $577,000, respectively, as compared to the three  and nine  months ended  September  30, 1996  due primarily  to  the
  Canyon Ridge Apartments PIM prepayment. Base interest on PIMs and Insured Mortgages also declined as a result of the interest rate reductions given on the Insured Mortgages of the Lifestyles and Mountain View Apartments PIMIs. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. Expenses decreased in the three and nine months ended September 30, 1996 as compared to the same periods of 1995 due in part to lower asset management fees and amortization expenses resulting from the Canyon Ridge Apartments PIM prepayment. The Trust also experienced lower expense reimbursements to affiliates and general and administrative expenses during the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.


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

  Item 3.   Defaults upon Senior Securities
               Response:  None

  Item 4.   Submission of Matters to a Vote of Security Holders
               Response:  None

  Item 5.   Other Information
               Response:  None

  Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

               (10.1) Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor, and FL-Tampa Inc.

               (10.2) Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch.

               (b)  Reports on Form 8-K
                      Response:  None


                                   SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Krupp Government Income Trust
                                                    (Registrant)



                              BY:  /s/Robert A. Barrows
                                   Robert A. Barrows
                                   Treasurer and Chief Accounting Officer of
                                   Krupp Government Income Trust






  DATE: October 28, 1996