Form 10-K
period 1996-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 1997-03-20
CIK 857264

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996

                                        OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                  to

               Commission file number                0-19244

                          Krupp Government Income Trust
              (Exact name of registrant as specified in its charter)
               Massachusetts                                   04-3089272
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                           Identification
   No.)

   470 Atlantic Avenue, Boston, Massachusett            02210
   (Address of principal executive offices)        (Zip Code)

   (Registrant's telephone number, including area code)    (617) 423-2233

   Securities registered pursuant to Section 12(b) of the Act:

         Title                         Name of Exchange on which Registered
   Shares of Beneficial Interest                      None

   Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes   X    No
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   Aggregate market value of voting securities held by non-affiliates: Not applicable.

   Documents incorporated by reference: see Part IV, Item 14

   The exhibit index is located on pages 12-22.

                                      PART I

   This  Form 10-K contains  forward-looking statements within  the meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

   ITEM 1.  BUSINESS

      Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in the Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest ("the Shares"). The Trust raised approximately $300 million through a public offering of Shares of beneficial interest and used the proceeds available for investment primarily to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs"), and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages. The Trust has elected to be treated as a real estate investment trust ( REIT ) under the Internal Revenue Code of 1986, as amended. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

      The Trust's investments in PIMs on multi-family residential properties consist of 1) a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and 2) a participating mortgage. The insured mortgages were issued or originated under or in connection with the housing programs of the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

      The PIMIs consist of 1) an insured mortgage issued by GNMA or originated under the lending program of the FHA, 2) an additional loan ("Additional Loan") to the borrower or owners of the borrower that increases the Trust's total financing with respect to that property and its participation interests and 3) a participating mortgage. Additional Loans associated with an insured mortgage issued or originated in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire Mortgage Advisors Limited Partnership ("the Advisor"). The Additional Loans are neither insured nor guaranteed. In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Additional Loans should provide the Trust with semi-annual interest payments and may provide additional interest in the future while the participating mortgage should provide for Trust participation in the net income and residual value, if any, of the underlying property.

      The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by GNMA, FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") or FHA. FNMA and FHLMC guarantee the principal and basic interest of the FNMA and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans.

   The Trust can reinvest principal proceeds from its mortgage investments which it receives or is in the process of collection prior to December 14,

   1997 in new mortgages. Any reinvestment in mortgages will be based on management's evaluation of market conditions for mortgages. When the reinvestment period ends the Trust will distribute proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly distributions or possibly special distributions.
      Although the Trust will terminate no later than December 31, 2029, management expects that the value of the PIMs and PIMIs generally will be realized by the Trust through repayment or sale as early as ten years from the dates of the closings of the permanent loans, and that the Trust may realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Trust significantly prior to December 31, 2029.

      The Trust's investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not adversely affected the Trust's operations, and the Trust anticipates no adverse effect in the future.

      To qualify as a real estate investment trust ("REIT") for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its distributions to shareholders. The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust's REIT status. If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or distribution tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

      Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for distribution to shareholders or for reinvestment. To the extent that distributions had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

      As of December 31, 1996, there were no personnel directly employed by the Trust.

   ITEM 2.  PROPERTIES

      None.

   ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Trust is a party or to which any of its investments are subject to.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There currently is no established public trading market for the Shares.

      The number of investors holding Shares as of December 31, 1996 is approximately 14,000.

      The  Trust has  and will  continue  to declare  and pay  dividends on  a
   quarterly basis.   The Trustees established  a dividend rate per  Share per
   quarter of $.325 for 1996 and 1995.


   ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Trust's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8 (Appendix
   A) of this report, respectively.

                   (Amounts  in   thousands,  except   for  per   Share amounts)
                                         1996       1995      1994       1993     1992

            Total revenues            $ 16,358   $ 17,200  $ 16,846   $ 18,046  $ 17,285

            Net income                $ 12,481   $ 13,022  $ 12,599   $ 13,869  $ 13,633

            Net income per Share      $    .83   $    .87  $    .84   $    .92  $    .91

            Weighted average Shares
             outstanding                15,053     15,053    15,053     15,053    15,053

            Total assets at
             December 31              $241,634   $247,620  $251,333   $256,565  $265,347

            Average dividends
             per Share                $   1.30   $   1.30  $   1.30   $   1.70  $   1.70

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management s discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of
   Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

   Liquidity and Capital Resources

              At December 31, 1996, the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $19 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. Included in the cash and cash equivalents is approximately $8.9 million from the prepayment of the Canyon Ridge Apartments PIM prepayment. The Trust is currently looking at investment opportunities for this prepayment. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

              The most significant demand on the Trust's liquidity are dividends paid to investors which currently approximate $19.6 million per year ($4.9 million per quarter). For 1996, the Trust declared an annual dividend of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which will result in periodic adjustments to the dividends paid to the investors.

              The Trust's investments in PIMs and PIMIs in addition to providing guaranteed or insured monthly principal and interest payments should provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed, and will depend primarily on the successful operation of the underlying properties. Seven of the Trust's nine PIMIs funded the construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods. As these reserves become depleted full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow. As of December 31, 1996, Coconut Palm, Mountain View, Red Run and The Seasons have sufficient escrows to make the required Additional Loan base interest payments in 1997 if necessary. Management is closely monitoring the operating performances of the remaining properties. Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs.

              Many of the properties had stable or improved performances in 1996. High occupancy rates were maintained and rental rate increases were achieved at more than half of the properties due to stable or improving markets or the unique character of the specific property. Three of the properties continued to maintain strong operating performances from 1995 to 1996 and paid participation income during 1996; two others achieved a successful level of performance in 1996 that will result in the payment of participation income for the first time during 1997. Timber Ridge Apartments operations generated sufficient cash flow to provide the Trust with $160,000 of participation income and provide for the Additional Loan base interest payments. The Trust received approximately $130,000 of participation income from Lincoln Green PIM, and management expects this property will continue to improve in 1997. Riverview Apartment s 1995 operating performance reached the participation threshold and paid the Trust approximately $12,000 in participation income during 1996. Management expects continued improvement in 1997. The Seasons, which was completely renovated in 1994 and 1995, performed very well during 1996 and, as a result, will pay participation income to the Trust in 1997. Waterford Townhomes operations reached the participation threshold during 1996 and will pay the Trust participation income for the first time in 1997.

              Other  properties underlying  the PIMI s  have not  achieved the desired level of operating performance. Lifestyles Apartments, Windward Lakes Apartments and Coconut Palm Apartments all have been impeded by competition from new apartment complexes and affordable single-family homes
   in  markets  where the  ability  to raise  rents  is limited.   Lifestlyes
   operations deteriorated during the first half of 1996. As a result, the borrower of the Lifestyles PIMI requested some form of debt service relief. During the third quarter the Advisor and the borrower finalized an agreement that includes a 1% per annum reduction in the interest paid monthly on the insured mortgage for a 24-month period. The agreement also specifies that Additional Loan base interest payments will be based on surplus cash and extends the prepayment lockout date by five years. The borrower contributed $150,000 to fund current operating deficits of the property and agreed to fund future operating deficits of the property up to a maximum of $50,000 per year if deemed necessary by the Trust. In addition to the workout s financial attributes, the Advisor required a change in the property s on-site management. Since the new management company assumed responsibility for day-to-day operations, occupancy has improved dramatically. Windward Lakes operating performance deteriorated in 1996 as the property also was challenged by a rash of burglary incidents which affected occupancy. The drop in occupancy exacerbated operating deficits which led the borrower to seek debt service relief from the Trust. During the first quarter of 1997, the Advisor agreed to a workout that includes a reduction in the interest paid on the insured mortgage of 2% per annum for a 12 month period and then a 1% per annum for a 36 month period. The agreement also specifies that Additional Loan base interest will be based on the property s surplus cash calculation. In addition, the borrower will contribute $133,000 of new equity to fund the cost of security systems. Coconut Palm s operating performance also dropped during 1996 as a result of increased vacancy in a competitive market. There are adequate escrows to cover the 1997 base interest payments. Management will continue to closely monitor the operations of the property.

              Whether the operating performance at any of the properties mentioned above improves enough to provide sufficient cash flow to pay
   Additional Loan interest will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay their Additional Loan base interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

              The borrower of the Canyon Ridge Apartments PIM was delinquent on its debt service payments and the servicer and the Federal National Mortgage Association ( FNMA ) intended to foreclose on the property. Prior to this foreclosure the Trust received a prepayment from FNMA, and subsequently the borrower filed for bankruptcy. The Trust received approximately $8.9 million and intends to reinvest it in a new mortgage investment. The Trust is currently looking at investment opportunities. The Trust subsequently collected $200,000 of participation interest income through a claim with the bankruptcy court.

              During the fourth quarter, the owner of Timber Ridge Apartments approached the Trust about prepaying the PIMI and subsequently prepaid the PIMI during the first quarter of 1997. The Trust received remaining principal balance of the first mortgage and additional loan of $5.6 million and $1.54 million, respectively. In addition, the Trust received $1.05 million representing additional interest. The Trust intends to reinvest the principal proceeds in a new mortgage investment.

              For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return. The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity, if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

                          (Amounts in thousands, except per Share amounts)

                                                            Year          Inception
                                                            Ended          Through
                                                           12/31/96        12/31/96
          Distributable Cash Flow (a):

          Net income                                       $12,481         $ 84,735
          Items not requiring or providing the
           use of operating funds:
           Amortization of prepaid fees and
            expenses and organization costs                  1,614            7,751

           Additional Loan Interest Deferred                 1,404            7,325

           Total Distributable Cash Flow ("DCF")            15,499           99,811

          DCF per Share based on Shares
           outstanding at December 31, 1996                $  1.03         $   6.63 (c)

          Dividends:

           Total dividends to Shareholders                 $19,569(b)      $136,680 (b)
           Average dividend per Share based
            on Shares outstanding at
            December 31, 1996                              $  1.30         $          9.08
          (b)(c)

   (a) Distributable Cash Flow consists of income before amortization of prepaid fees and expenses and organization costs and includes deferred interest on Additional Loans. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indication of operating performance or cash flows as a measure of liquidity.
   (b)           Includes an estimate  of the distribution to be paid  February
                 1997.
   (c) Shareholders average per Share return of capital on a cash basis as of February 1997 is $2.45 [$9.08 - $6.63]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.


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

   Operations

      The following discussion relates to  the operations of the Trust  during
   the years ended December  31, 1996, 1995 and 1994.   Dollars are stated  in
   thousands, except for per Share amounts.

                                                      Year Ended December 31,
                                            1996               1995              1994
                                                   Per               Per               Per
                                      Amount      Share  Amount     Share   Amount    Share
            Interest income on PIMs
             and insured mortgages    $13,167     $ .88  $14,062    $ .93   $13,854   $ .92
            Additional loan interest
             received                   1,404       .09    1,277      .09     1,710     .11
            Interest income on MBS      2,306       .15    2,608      .17     2,402     .16
            Other interest income         886       .06      531      .04       590     .04
            Trust expenses             (2,264)     (.15)  (2,496)    (.17)   (2,545)   (.17)

            DCF                        15,499      1.03   15,982     1.06    16,011    1.06

            Reconciliation to
             net income:

             Amortization of prepaid
              fees, expenses and
              organization costs       (1,614)     (.11)  (1,683)    (.10)   (1,702)   (.11)
             Additional loan interest
              deferred                 (1,404)     (.09)  (1,277)    (.09)   (1,710)   (.11)

                 Net income           $12,481     $ .83  $13,022    $ .87   $12,599   $ .84

            Weighted average
              Shares outstanding        15,053,135         15,053,135          15,053,135

      The Trust's net income for 1996 decreased by approximately $541,000 as compared to 1995 due primarily to decreases in base interest income on PIMs and insured mortgages and interest income on MBS of approximately $895,000 and $302,000, respectively, which were partially offset by an increase in other interest income of approximately $355,000 and a decrease in Trust expenses of approximately $232,000. The decrease in base interest income on PIMs and insured mortgages for 1996 as compared to 1995 was due primarily to the prepayment of the Canyon Ridge PIM which caused a decline in interest income of $502,000 and interest rate reductions of $211,000 for the Mountain View and Lifestlyes Apartments PIMs. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. Other interest income increased as a result of short-term investments made with the proceeds from the Canyon Ridge prepayment. Expenses decreased for 1996 as compared to 1995 due primarily to lower asset management fees, expenses reimbursements to affiliates and general and administrative expenses.

      The Trust's net income for 1995 increased by approximately $423,000 as compared to 1994 due primarily to an increase in interest income on PIMS and MBS of approximately $208,000 and $206,000, respectively. Although the Trust had a higher average balance in early 1994, the significant MBS prepayments during the first half of 1994 reduced MBS investments and interest income on MBS. To improve the return on the Trust's invested assets, the Trust acquired approximately $6 million of MBS during the third quarter of 1994 and invested in a Federal Housing Administration construction loan having a face value of approximately $5 million. As a result, interest income on MBS increased when comparing 1995 to 1994. During the third quarter of 1995, the Trust received $200,000 of participation interest income on the Timber Ridge PIMI, which increased interest income on PIMs $126,000 during 1995 as compared to 1994.

   ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Appendix A to this report.

   ITEM 9.            CHANGES  IN   AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                     PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

                                      Position with Krupp
              Name and Age         Government Income Trust

          Douglas Krupp (50)       Chairman of Board of Trustees and Trustee
          Laurence Gerber (40)     President and Trustee
             *                     Charles N. Goldberg (55)     Trustee
             *                     E. Robert Roskind (51)       Trustee
             *                     J. Paul Finnegan (71)        Trustee
          Robert A. Barrows (39)   Treasurer and Chief Accounting Officer
          Scott D. Spelfogel (36)  Clerk
          K. Scott Griggs (34)     Assistant Clerk

   * Independent Trustee


          Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking, healthcare facility ownership and the management of the Company. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp serves as Chairman of the Board and a director of Berkshire Realty Company, Inc. (BRI-NYSE). Mr. Krupp also serves as Chairman of the Board and a Trustee of Krupp Government Income Trust II.

          Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI) and President and Trustee of Krupp Government Income Trust II.

          Charles N. Goldberg is the Managing Partner of Goldberg Brown, Attorneys at Law in Houston, Texas since 1980. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. Goldberg Brown specializes in the representation of lenders and developers in their acquisition, refinancing and disposition of property. He received a B.B.A. degree and J.D. degree from the University of Texas. Mr. Goldberg also serves as a Trustee of Krupp Government Income Trust II and as a Director of Berkshire Realty Company, Inc. (NYSE-BRI).


          E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self administered REIT which owns 23 properties, each net leased to a single corporate tenant, and whose Shares are listed on the New York Stock Exchange. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, which has acquired on behalf of the partnerships sponsored by the firm over 400 properties throughout the United States. Most of such properties have been net leased to major U.S. corporations. The LCP Group is the successor to Lepercq Capital Partners and Lepercq Capital Corporation. Mr. Roskind in 1974 co-founded Lepercq Capital Corporation and served as its Chairman. Mr. Roskind is also Chairman of Net Lease Partners Realty Advisors, a registered pension fund advisor, which advises pension funds with respect to the acquisition and subsequent management of properties net leased to major corporations. He is a graduate of the University of Pennsylvania and Columbia Law School and has been a member of the New York Bar since 1970. Mr. Roskind also serves as a Trustee of Krupp Government Income Trust II and as a Director of Berkshire Realty Company, Inc. (NYSE-BRI).


          J. Paul Finnegan is a retired partner of Coopers & Lybrand, L.L.P. where he specialized in tax matters. He retired in September 1987 and since then has been engaged in business as a consultant, a director and an arbitrator for the American Arbitration Association and the National Association of Securities Dealers, Inc. Mr. Finnegan is a graduate of Harvard College and Boston College Law School and is a Certified Public Accountant. Mr. Finnegan also serves as a Trustee of Krupp Government Income Trust II and as a Director of Berkshire Realty Company, Inc. (NYSE-
   BRI).  He is also a director at Scituate Federal Savings Bank.

          Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston, He received a B.S. degree from Boston College and is a Certified Public Accountant.

          Scott D. Spelfogel is Senior Vice President and General Counsel to The Berkshire Group. He previously served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations, the American Corporate Counsel Association and the American Society of Corporate Secretaries and is a licensed real estate broker in Massachusetts.


          K. Scott Griggs is Assistant Clerk of the Trust and Assistant General Counsel of The Berkshire Group. Before joining The Berkshire Group in March 1991, he served as counsel to The Fafard Companies, a construction and real estate firm in Greater Boston. He received a B.A. degree from Columbia University in 1984 and a J.D. degree from the Boston University School of Law in 1989. He is a member of the American, Boston and Massachusetts Bar associations.


          In addition, the following are deemed to be Executive Officers of the registrant:

          George Krupp (age 52) is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for more than $3 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania and Harvard University. Douglas Krupp is George Krupp's brother.

          Peter F. Donovan (age 43) is President of Berkshire Mortgage Finance and directs the underwriting, servicing and asset management of a $3.9 billion multi-family loan portfolio. Previously, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

   ITEM 11.  EXECUTIVE COMPENSATION

          Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

          Compensation of Trustees

          The Trust paid each of the Independent Trustees a fee of $25,000 in 1996.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of February 5, 1997, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.

            Class of        Name of Beneficial    Amount and Nature of     Percent
             Stock                 Owner          Beneficial Interest      of Class

            Shares of       Laurence Gerber
            Beneficial      470 Atlantic Avenue
            Interest        Boston, Mass. 02210   10,000 Shares*            ***

            Shares of       Douglas Krupp
            Beneficial      470 Atlantic Avenue
            Interest        Boston, Mass. 02210   10,000 Shares**           ***

            Shares of
            Beneficial      All Directors and
            Interest         Officers             10,000 Shares             ***

      * Mr. Gerber is a beneficial owner of 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being the president of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Gerber is a beneficial owner of shares he has shared voting and investment powers and such shares are also beneficially owned by Mr. Krupp.

      ** Mr. Krupp is a beneficial owner of the 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Krupp is a beneficial owner of shares he has shared voting and investment powers and such shares are also beneficially owned by Mr. Gerber.

      *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1997.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Note G to Financial Statements included in Appendix A of this report.

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)           1.   Financial Statements - see Index to Financial Statements
                      and Supplementary Data  included under Item  8, Appendix
                      A, on page F-2 of this report.

                 2. Financial Statement Schedules - see Index to Financial Statements and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report. All schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

   (b)           Exhibits:

      Number and Description
      Under Regulation S-K

      The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

      (4)        Instruments   defining   the  rights   of   security  holders
                 including indentures:

                 (4.1) Second Amended and Restated Declaration of Trust filed with The Massachusetts Secretary of State on April 12, 1990 [Included as Exhibit 4.4 to Prospectus included in Pre-effective Amendment No. 3 to Registrant's Registration Statement on Form S-11 dated April 16, 1990 (File No. 33-31942)].*

                 (4.2) Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Pre-effective Amendment No. 2 to Regis-trant's Registration Statement on Form S-11 dated March 23, 1990 (File No. 33-31942)].*

      (10)  Material Contracts:

                 (10.1) Advisory Services Agreement dated October 22, 1990 between the Trustee and Krupp Mortgage Advisors Limited Partnership. [Exhibit 10.1 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*


                 (10.2) Assignment and Assumption Agreement dated December 29, 1994 by and between Berkshire Realty Advisors Limited Partnership (formerly known as Krupp Realty Advisors Limited Partnership ("Assignor") and Berkshire Mortgage Advisors Limited Partnership ("Assignee") [Exhibit 10.2 to Registrant's
                                report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*



                 Lifestyles Apartments

                 (10.3) Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor, and FL-Tampa Inc. [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

                 (10.4) Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch. [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

                 (10.5) Subordinated Promissory Note dated December 11, 1990 between Lifestyles At Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 10.1 to Registrant's

                                Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.6) Agreement RE Subordinated Note dated December 11, 1990 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.7) Subordinated Multifamily Mortgage dated December 11, 1990 between Lifestyles at Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.8) Additional Loan Agreement dated December 11, 1990 between FL-Tampa, Inc. and M & D Palm Harbor, Inc (collectively, the "Borrowers")
                                and Krupp Government Income Trust (the "Holder") [Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.9) Additional Loan Note dated December 11,1990 between FL-Tampa, Inc and M & D Palm Harbor, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.10) Mortgage Note dated December 11, 1991 between Lifestyles at Boot Ranch (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.11) GNMA Purchase Agreement dated December 11, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 Windward Lakes Apartments

                 (10.12) Subordinated Promissory Note dated December 28, 1990 between the McNab-K C 3 Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.13) Additional Loan Agreement dated December 28, 1990 between George Krupp, Douglas Krupp and Krupp GP, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.7 to Registrant's Annual

                                Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.14) Additional Loan Note dated December 28, 1990 between Krupp GP, Inc., George Krupp and Douglas Krupp (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.15) Agreement RE Subordinated Note dated December 28, 1990 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.16) Subordinated Multi-family Mortgage dated December 28, 1991 between McNab-KC3 Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.17) GNMA Purchase Agreement dated December 28, 1991 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 River View Apartments

                 (10.18) Subordinated Promissory Note dated April 2, 1991 between Sterling Partners III Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.19) Agreement RE Subordinated Promissory Note dated April 2, 1991 between Krupp Government Income Trust and Love Funding Corporation [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.20) Subordinated Multifamily Mortgage dated April 2, 1991 between Sterling Partners III Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.21) Supplement to Prospectus dated May 1, 1991 for Government National Mortgage Association Pool Number 280840 [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 Mill Pond Apartments

                 (10.22) Subordinated Promissory Note dated May 28, 1991 between Mill Pond Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter  ended  June  30,  1991  (File  No.  0-
                                19244)].*

                 (10.23) Agreement RE Subordinated Promissory Note dated May 28, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.24) Subordinated Multifamily Mortgage dated May 28, 1991 between Mill Pond Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.7 to
                                Registrant's  report  on  Form   10-Q  for  the
                                quarter  ended  June  30,  1991  (File  No.  0-
                                19244)].*

                 (10.25) Mortgage Note dated May 28, 1991 between Krupp Mortgage Corporation (the "Holder") and Mill Pond Apartments (the "Borrower") [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.26) Participation Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the "Mortgagee") and Krupp Government Income Trust [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.27) Assignment of Open End Mortgage Deed and Security Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 19.1 to Registrants report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-19244)].*

                 Waterford Townhome Apartments

                 (10.28) Subordinated Promissory Note dated June 12, 1991 between Waterford Apartment Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.29) Agreement RE Subordinated Promissory Note dated June 12, 1991 between Krupp Government Income Trust and Nichols/Conlan Financial Company [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.30) Subordinated Multifamily Mortgage dated June 12, 1991 between Waterford Apartments Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.12 to
                                Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.31) Mortgage Note dated June 12, 1991 between Nichols/Conlan Financial Company (the "Holder") and Waterford Apartment Corp. (the "Borrower") [Exhibit 19.13 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 (10.32) Assignment of Loan Documents dated June 12, 1991 by Nichols/Conlan Financial Company to
                                Krupp Mortgage Corp [Exhibit 19.14 to Registrant's report on Form 10-Q for the quarter  ended  June  30,  1991  (File  No.  0-
                                19244)].*

                 (10.33) Participation Agreement dated June 12, 1991 between Nichols/Conlan Financial Company (the "Mortgagee") and Krupp Government Income Trust [Exhibit 19.15 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

                 Rivergreens Apartments

                 (10.34) Subordinated Promissory Note dated November 14, 1991 between Rivergreens Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.35) Agreement Re-Subordinated Promissory Note dated November 14, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.36) Subordinated Multifamily Deed of Trust dated November 14, 1991 between Rivergreens Associates Limited Partnership (the "Borrower"), Oregon Title Insurance Company (the "Trustee") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.37) Mortgage Note dated November 14, 1991 between Krupp Mortgage Corporation and Rivergreens Associates Limited Partnership. [Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.38)        Participation  Agreement  dated  November   14,
                                1991 between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 Audubon Villas

                 (10.39) Prospectus for Government National Mortgage Association Pool Number 295307(CS) and Pool Number 295308(PN). [Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.40) Subordinated Promissory Note dated December 27, 1991 between Golf View Partners, Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.41) Agreement Re-Subordinated Promissory Note dated December 27, 1991 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.42) Subordinated Multifamily Mortgage dated December 27, 1991 between Golf View Partners, Ltd. (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.43) Additional Loan Agreement dated December 27, 1991 between Capital Developments, Inc., Gus
                                M. Pelias, Jr., and Durham Partners, Ltd. (collectively, the "Borrowers"), Golf View Partners, Ltd. (the "Owner") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.44) Additional Loan Note dated December 27, 1991 between Capital Developments, Inc., Gus M. Pelias, Jr., and Durham Partners, Ltd. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 Coconut Palm Apartments

                 (10.45) Subordinated Promissory Note dated December 11, 1991 between CoClub Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder").

                                [Exhibit 10.44  to  Registrant's Annual  Report
                                on  Form  10-K   for  the  fiscal  year   ended
                                December 31, 1991 (File No. 0-19244)].*

                 (10.46) Agreement Re-Subordinated Promissory Note dated December 11, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.47) Subordinated Multifamily Mortgage dated December 11, 1991 between CoClub Associates Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Mortgagee"). [Exhibit 10.46 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.48) Additional Loan Agreement dated December 11, 1991 between Roger A. Hard, Robert V. Meehan and The May Company L.P. (collectively, the "Borrowers"), CoClub Associates Limited Partnership (the "Owner") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.47 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.49) Additional Loan Note dated December 11, 1991 between Roger A. Hard, Robert V. Meehan and The May Company L.P. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.48 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.50) Mortgage Note dated December 11, 1991 between Krupp Mortgage Corporation (the "Holder") and CoClub Associates Limited Partnership (the "Borrower"). [Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.51)        GNMA  Purchase  Agreement  dated  December  11,
                                1991 between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 (10.52) Prospectus for Government National Mortgage Association Pool Number 293805(CL) and Pool Number 293806(PL). [Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

                 Mountain View Apartments

                 (10.53) Subordinated Promissory Note dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust

                                (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.54) Agreement RE Subordinated Promissory Note dated April 21, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.55) Subordinated Multifamily Mortgage dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust
                                (the   "Mortgagee").       [Exhibit   19.3   to
                                Registrant's  report  on  Form   10-Q  for  the
                                quarter  ended  June  30,  1992  (File  No.  0-
                                19244)].*

                 (10.56) Additional Loan Agreement dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.57) Additional Loan Note dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.58) Mortgage Note dated April 21, 1992 between Mountain View Ltd. (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit
                                19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.59) Modification Agreement by and between Krupp Government Income Trust and Mountain View Ltd. [Exhibit 10.1 to Registrant's report Form 10-Q for the quarter ended September 30, 1995 (File No. 0-19244)].*

                 Red Run Apartments

                 (10.60) Subordinated Promissory Note dated May 5, 1992 between Red Run Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.61) Agreement RE Subordinated Promissory Note dated May 5, 1992 between Krupp Government Income Trust and Maryland National Mortgage Corporation (the"Mortgagee"). [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.62) Subordinated Multifamily Mortgage dated May 5, 1992 between Red Run Limited Partnership (the "Trustor") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*



                 (10.63) Additional Loan Agreement dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.64) Additional Loan Note dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.65) Deed of Trust Note dated May 5, 1992 between Red Run Limited Partnership and Maryland National Mortgage Corporation. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.66) Participation and Servicing Agreement by and between Maryland National Mortgage Corporation and Krupp Government Income Trust. [Exhibit
                                19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 Park Highland Apartments

                 (10.67) Subordinated Promissory Note dated June 5, 1992 between Park Highland Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.12 to Registrant's report on Form 10-Q for the quarter  ended  June  30,  1992  (File  No.  0-
                                19244)].*

                 (10.68) Agreement RE Subordinated Promissory Note dated June 5, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 19.13 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.69) Subordinated Multifamily Mortgage dated June 5, 1992 between Park Highland Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Beneficiary").

                                [Exhibit 19.14 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.70) Additional Loan Agreement dated June 5, 1992 between Intrawest Corporation and Park Highland Apartments, Ltd. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.15 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.71) Additional Loan Note dated June 5, 1992 between Intrawest Corporation and Park Highlands Apartment, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.16 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.72) Deed of Trust Note dated June 5, 1992 between Park Highlands Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.73) Participation Agreement dated June 5, 1992 by and between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*


                 Timber Ridge Apartments

                 (10.74) Subordinated promissory note dated September 30, 1992 between Exoho/Timber Ridge Associates Limited Partnership and Krupp Government Income Trust. [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.75) Additional loan dated September 30, 1992 between Mark IV and JLM Realty and Krupp Government Income Trust. [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.76) Additional loan agreement dated September 30, 1992 by and between Mark IV Realty Inc. and JLM Realty, Inc. and Krupp Government Income Trust. [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.77) Subordinated deed of trust dated September 30, 1992 between Exoho/Timber Ridge Associates
                                Limited Partnership and Krupp Government Income Trust. [Exhibit 10.78 to Registrant's

                                Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19244)].*

                 (10.78) Participation certificate with Krupp Government Income Trust as registered owner. [Exhibit 10.79 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19244)].*

                 (10.79) Participation and Servicing Agreement by and between Love Funding Corporation and Krupp Government Income Trust. [Exhibit 10.80 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19244)].*

                 (10.80) Deed of Trust Note dated September 30, 1992 between Exoho/Timber Ridge Associates Limited Partnership and Love Funding Corporation. [Exhibit 10.81 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19244)].*

                 (10.81) Deed of Trust dated September 30, 1992 between Exoho/Timber Ridge Associates Limited Partnership and Love Funding Corporation. [Exhibit 10.82 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-19244)].*

                 Lincoln Green Apartments

                 (10.82) Supplement to prospectus dated August 1, 1992 for Federal National Mortgage Association pool number MX-073023. [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.83) Subordinated promissory note dated September 15, 1992 by and between Lincoln Green Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*




                 (10.84) Subordinated Multi-family Deed of Trust dated September 16, 1992 by and between Lincoln Green Associates Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 The Seasons

                 (10.85) Additional Loan Agreement dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp

                                Government Income Trust II (the "Holder") [Exhibit 10.80 to Registrant's report on Form
                                10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.86) Additional Loan Note dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.81 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.87) Subordinated Promissory Note dated September 16, 1993 between Maryland Associates Limited Partnership (the "Maker") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.82 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.88) Pledge and Security Agreement dated September 16, 1993 by and between The Krupp Company Limited Partnership-IV (the "Debtor") and Krupp Government Income Trust II (the "Secured Party") [Exhibit 10.83 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.89) The Deed of Trust dated September 16, 1993 by and between Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.84 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.90) Participation and Servicing Agreement made as of September 16, 1993 by and between Krupp Mortgage Corporation (the "Servicer") and Krupp Government Income Trust II (the "Participant") [Exhibit 10.85 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.91) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 10.86 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 Rosemont Apartments

                 (10.92) Participation and Servicing Agreement dated July 14, 1994, by and between Rockport Mortgage Corporation (the "Servicer") and Krupp Government Income Trust (the "Participant") [Exhibit 10.87 to Registrant's
                                report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.93) Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation. [Exhibit 10.88 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.94) Allonge to Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation [Exhibit 10.89 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.95) Participation Certificate with Krupp Government Income Trust as registered owner. [Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-19244)].*

                 * Incorporated by reference


      (c)        Reports on Form 8-K

                 During the last quarter of the year ended December 31, 1996, the Trust did not file any reports on Form 8-K.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 1997.

                            KRUPP GOVERNMENT INCOME TRUST




                    By:
                            Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 11th day of March, 1997.

                    Signatures             Title(s)


                                      Chairman of Board of Trustees and a
            Douglas Krupp             Trustee of Krupp Government Income Trust


                                      President and a Trustee of Krupp
            Laurence Gerber           Government Income Trust


                                      Vice President and Treasurer of Krupp
            Robert A. Barrows         Government Income Trust


                                      Trustee of Krupp Government Income Trust
            Charles N. Goldberg


                                      Trustee of Krupp Government Income Trust
            E. Robert Roskind


                                       Trustee of Krupp Government Income Trust
            J. Paul Finnegan

                                                APPENDIX A

                                      KRUPP GOVERNMENT INCOME TRUST










                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                           ITEM 8 of FORM 10-K

                         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                   For the Year Ended December 31, 1996

                                      KRUPP GOVERNMENT INCOME TRUST

                           INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




            Report of Independent Accountants                         F-3

            Balance Sheets at December 31, 1996 and 1995              F-4

            Statements of Income for the Years Ended December 31, 1996,
             1995 and 1994                                            F-5

            Statements of Changes in Shareholders' Equity for the Years Ended
            December 31, 1996, 1995 and 1994                          F-6

            Statements of Cash Flows for the Years Ended December 31, 1996, 1995
            and 1994                                                  F-7

            Notes to Financial Statements                             F-8 - F-19

            Supplementary Data - Selected Quarterly Financial Data
            (Unaudited)                                               F-20





All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS







   To the Shareholders of
   Krupp Government Income Trust:

          We have audited the financial statements of Krupp Government Income Trust (the "Trust") listed in the index on page F-2 of this Form 10-K. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Government Income Trust as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





   Boston, Massachusetts
   February 27, 1997, except
   as to the information
   presented in Note K for
   which the date is
   March 6, 1997

                                      KRUPP GOVERNMENT INCOME TRUST

                                              BALANCE SHEETS

                                        December 31, 1996 and 1995


                                                  ASSETS
                                                                 1996               1995

            Participating Insured Mortgage Investments
             ("PIMIs") (Notes B, C and J):
             Insured Mortgages                                 $114,625,179     $115,131,611
             Additional loans                                    20,749,108       20,749,108
            Participating Insured Mortgages ("PIMs")
             (Notes B, D and J)                                  48,479,897       57,691,223
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, E and J)                 26,754,326       31,394,259

                     Total mortgage investments                 210,608,510      224,966,201

            Cash and cash equivalents (Notes B and J)            19,053,931        8,914,295
            Interest receivable and other assets                  1,707,799        1,862,335
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $6,090,173
             and $4,909,201, respectively (Note B)                7,383,186        8,564,158
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,610,677 and
             $1,177,984, respectively (Note B)                    2,880,328        3,313,021

                     Total assets                              $241,633,754     $247,620,010

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note B)       $  7,325,414     $  5,920,957
            Other liabilities                                        27,733           20,577

                     Total liabilities                            7,353,147        5,941,534

            Commitments (Note H)

            Shareholders' equity (Notes A, F and I):
                 Common stock, no par value; 17,510,000
                 Shares authorized; 15,053,135 Shares
                 issued and outstanding                         233,015,255      240,103,655
                 Unrealized gain on MBS (Note B)                  1,265,352        1,574,821

                     Total Shareholders  equity                 234,280,607      241,678,476

                     Total liabilities and Shareholders'
                       equity                                  $241,633,754     $247,620,010


                                 The accompanying notes are an integral
                                    part of the financial statements.

                                      KRUPP GOVERNMENT INCOME TRUST

                                          STATEMENTS OF INCOME

                          For the Years Ended December 31, 1996, 1995 and 1994

                                                     1996            1995           1994

            Revenues:
              Interest income - PIMs and PIMIs:
                Base interest                     $12,807,392    $13,689,837    $13,752,680
                Participation income                  359,161        372,228        101,324
              Interest income - MBS                 2,305,613      2,607,682      2,401,681
              Other interest income                   885,874        530,669        590,279

                Total revenues                     16,358,040     17,200,416     16,845,964

            Expenses:
              Asset management fee
               to an affiliate (Note G)             1,604,853      1,692,943      1,694,963
              Expense reimbursements
               to affiliates (Note G)                 343,214        440,891        439,996
              Amortization of prepaid fees,
               expenses and organization costs      1,613,665      1,682,629      1,702,369
              General and administrative              315,613        362,321        409,637

                    Total expenses                  3,877,345      4,178,784      4,246,965

            Net income                            $12,480,695    $13,021,632    $12,598,999

            Earnings per share                    $       .83    $       .87    $       .84

            Weighted average shares outstanding    15,053,135     15,053,135     15,053,135


                               The accompanying notes are an integral
                                 part of the financial statements.

                                        KRUPP GOVERNMENT INCOME TRUST

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             For the Years Ended December 31, 1996, 1995 and 1994


                                                                                      Total
                                             Common      Retained    Unrealized    Shareholders'
                                              Stock      Earnings    Gain on MBS      Equity

           Balance at December 31, 1993  $253,621,211  $    -        $    -        $253,621,211

           Dividends                       (6,970,092) (12,598,999)       -         (19,569,091)

           Net income                          -        12,598,999        -          12,598,999

           Balance at December 31, 1994   246,651,119        -            -         246,651,119

           Dividends                       (6,547,464) (13,021,632)       -         (19,569,096)

           Net income                          -        13,021,632        -          13,021,632

           Unrealized gain on MBS              -            -          1,574,821      1,574,821

           Balance at December 31, 1995   240,103,655       -          1,574,821    241,678,476

           Dividends (Notes F and I)       (7,088,400) (12,480,695)       -         (19,569,095)

           Net income (Note I)                 -        12,480,695        -          12,480,695

           Change in unrealized gain
               on MBS                          -            -           (309,469)      (309,469)

           Balance at December 31, 1996  $233,015,255  $    -         $1,265,352   $234,280,607


           Shared issued and outstanding for each of the three years ended December 31, 1996 are 15,053,135



                                   The accompanying notes are an integral
                                     part of the financial statements.

                                       KRUPP GOVERNMENT INCOME TRUST

                                          STATEMENTS OF CASH FLOWS

                            For the Years Ended December 31, 1996, 1995 and 1994


                                                         1996            1995           1994
           Operating activities:
            Net income                               $12,480,695     $13,021,632   $12,598,999
            Adjustments to reconcile net income
             to net cash provided by operating
             activities:
            Amortization of premium and discounts         (1,110)          8,663         9,738
            Amortization of prepaid fees, expenses
             and organization costs                    1,613,665       1,682,629     1,702,369
            Changes in assets and liabilities:
             Decrease (increase) in interest
              receivable and other assets                154,536         246,218      (192,851)
             Increase (decrease) in other
              liabilities                                  7,156         (17,148)       28,132

                 Net cash provided by operating
                  activities                          14,254,942      14,941,994    14,146,387

           Investing activities:
            Principal collections on PIMs and PIMIs      855,308         844,835       706,793
            Principal collections on MBS               4,331,574       3,554,556    12,538,168
            Increase in deferred income on
              Additional Loans                         1,404,457       1,276,777     1,710,452
            Investments in PIMs                           -               -         (1,586,359)
            PIM prepayment                             8,862,450          -              -
            Acquisition of MBS                            -           (3,203,221)   (8,221,086)

                 Net cash provided by investing
                  activities                          15,453,789       2,472,947     5,147,968

           Financing activity:
            Dividends                                (19,569,095)    (19,569,096)  (19,569,091)

           Net increase (decrease) in cash and
            cash equivalents                          10,139,636      (2,154,155)     (274,736)

           Cash and cash equivalents, beginning
            of year                                    8,914,295      11,068,450    11,343,186

           Cash and cash equivalents, end of year    $19,053,931     $ 8,914,295   $11,068,450



                                   The accompanying notes are an integral
                                     part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

   A.           Organization

                Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (the "Shares"). Berkshire Realty Advisors Limited Partnership ("BRALP"), (see below) acquired 10,000 of such Shares for $200,000 and 14,999,999 Shares were sold for $299,480,263 net of purchase volume discounts of $519,717 under a public offering which commenced on April 19, 1990 and ended on July 15, 1991. Under the Dividend Reinvestment Plan ("DRP"), 43,136 Shares were sold for $819,356. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

                On December 29, 1994, Berkshire Mortgage Advisors Limited Partnership, an affiliate of BRALP, acquired BRALP's 10,000 Shares and assumed the role of "Advisor" to the Trust.

                The Trustees of the Trust desire that the Trust qualify as a real estate investment trust ("REIT"), under the REIT Provisions of the Internal Revenue Code of 1986 (the "Code"), as amended. To qualify as a REIT for federal income tax purposes, the Trust made a valid election on its 1990 federal income tax return filed for the year ended December 31, 1990 to be so treated and must continually satisfy a range of complex requirements. An election continues in effect until voluntarily revoked or automatically terminated by the Trust's failure to qualify as a REIT for a taxable year. The Trust was organized and intends to conduct its operations to enable it to qualify as a REIT under the Code. Qualification as a REIT requires the Trust to meet certain criteria concerning, among other things, its share ownership, the nature of its assets, the source of its income and the amount of its distributions to shareholders. However, should the Trust not qualify as a REIT in any taxable year, it would be taxed as a corporation and the distributions to shareholders would be taxed as dividends to the shareholders of the corporation.

   B.           Significant Accounting Policies

                The Trust uses the following accounting policies for financial reporting purposes:

                    MBS

                    At December 31, 1995, the Trust in accordance with the Financial Accounting Standards Board's Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. Prior to December 31, 1995, the Trust carried its MBS portfolio at amortized cost. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

                    PIMs and PIMIs

                    The Trust carries its investments in PIMs and PIMIs (consisting of an insured mortgage and Additional Loan) at amortized cost as it has the ability and intention to hold these investments. Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage loan (less the servicer's

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   B.           Significant Accounting Policies, Continued

                   PIMs and PIMIs, Continued

                   fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. The Trust recognizes interest related to the participation features as earned and when it deems these amounts as collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments with funds other than from escrows, the Trust may recognize income as earned and may commence amortizing deferred interest amounts into income over the remaining term of the Additional Loan.

                   The Trust also fully reserves the portion of any Additional Loan base interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

                   Cash Equivalents

                   The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

                   Prepaid Fees and Expenses

                   Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage. Acquisition fees and expenses incurred on potential acquisitions which were not consummated were charged to operations.

                   The Trust amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured mortgage loan and at closing if a FNMA MBS.

                   Income Taxes

                   The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Trust will not be subject to federal




                                    Continued
                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   B.           Significant Accounting Policies, Continued

                   Income Taxes, Continued

                   income taxes on amounts distributed to shareholders provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.

                   Estimates and Assumptions

                   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

   C.           PIMIs

                The Trust has investments in nine PIMIs that in most cases financed the construction and in all cases provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program and insured by HUD (collectively the "insured mortgages"). The FHA first mortgage or the first mortgage underlying the GNMA security provides the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made an Additional Loan to the owners of the borrower to provide additional funds for the construction and permanent financing of the property. The owners generally collateralize the Additional Loan through a pledge and security agreement that pledges their ownership interests in the borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Amounts payable under the Additional Loan are neither guaranteed nor insured.

                The Trust receives monthly principal and interest payments on the insured mortgage and is entitled to receive participation interest under the subordinated promissory note and mortgage, and semi-annual interest payments
                ("Base Interest") and preferred interest under the Additional Loan. The Trust receives principal and interest payments on the insured mortgages currently, because these payments are insured or guaranteed; however, there are limitations to the amount and obligation to pay participation interest and Additional Loan interest.

                The subordinated promissory note and mortgage entitles the Trust to receive (i) Participating Income Interest generally equal to 50% of (a) all distributable Surplus Cash (as defined in the regulatory agreement of the HUD-insured first mortgage) generated by the property (b) any unrestricted cash generated from property operations and (c) to the extent available


                                    Continued
                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   C.           PIMIs, Continued

                unexpended reserves and escrows, and (ii) Participating Appreciation Interest generally equal to 50% of the net proceeds or value of the property upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan less the Outstanding Indebtedness, as defined. Amounts received by the Trust pursuant to the subordinated promissory note as Participating Income Interest reduce amounts payable as Preferred Interest and may reduce amounts payable as Base Interest under the Additional Loan.

                The insured mortgage and subordinated promissory note generally have maturities of 30 to 40 years, however, under the subordinated promissory note the Trust can generally accelerate these maturity dates at any time after the ninth or tenth anniversary of final endorsement for coinsurance and insurance, but in certain cases for construction loans after the eleventh or twelfth anniversary of initial endorsement (commencement of construction) for coinsurance and insurance, upon giving twelve months written notice for the payment of all accrued participation interest through the accelerated maturity date. The Trust can accelerate the maturity date for payment of amounts due under the subordinated promissory note and the insured mortgage providing the contract of coinsurance with the Secretary of HUD on the insured mortgage is canceled prior to the accelerated maturity date.

                Additional Loan Base Interest is payable from the following sources: (i) any Surplus Cash received pursuant to the subordinated promissory note as Participating Income Interest,
                (ii) amounts conveyed to the Trust by the owners of the borrowing entity representing distributions of Surplus Cash and (iii) amounts in reserve accounts established with the Additional Loan proceeds, if available, and any interest earned on these amounts. If these sources are not sufficient to make Base Interest payments the owners of the borrowing entity must notify the Trust of the amount of the shortfall and at its option the Trust could require a capital call from the owners of the borrowing entity. The capital call would be equal to 50% of the Base Interest shortfall and the Trust in certain situations could convert the remaining 50% into an operating loan or would forego 50% of the Base Interest shortfall.

                In addition to the Base Interest payments, the Additional Loan requires the payment of Preferred Interest representing a cumulative, non-compounded preferred return from the date of final endorsement to the date of calculation at interest rates ranging from 9.5% to 11% per annum on the original outstanding balance of the insured mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrowing entity or the owners of the borrowing entity until the insured mortgage, Additional Loan and other funds (reduced by principal  collections)  have  been  paid  in full  less:  (i)
                interest payments paid to the Trust under the insured mortgage, (ii) Participating Income Interest and (iii) Base Interest payments made under the Additional Loan including amounts foregone by the Trust.

                The insured mortgage and subordinated promissory note generally cannot be prepaid for a term of five years from the construction completion date or final endorsement and thereafter may be prepaid in whole without penalty provided all participation interest and amounts under the insured mortgage are paid. Any prepayment requires not less than ninety nor more than 180 days prior written notice.


                                    Continued
                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   C.           PIMIs, Continued

                The Additional Loan generally may not be prepaid before the fifth anniversary of the Agreement or the construction completion date and thereafter may be prepaid in full without penalty provided Preferred Interest and any amounts due under the insured mortgage and subordinated promissory note are paid in full.

                During August 1996, the Trust entered into a modification agreement (the Agreement ) with the borrower of the Lifestyles Apartments PIMI that reduces the interest paid monthly on the insured mortgage by 1% per annum for a period of 24 months. The Agreement also extended the prepayment lock out period by five years and postponed the date when the Trust can accelerate the maturity date five years. The Agreement modified the terms of the Additional Loan as follows: base interest will only be payable from 50% of available surplus cash during each fiscal year up to a maximum payment of $100,000; the Preferred Interest rate will be 10%; and the Preferred Return will only be calculated on the outstanding balance of the Additional Loan. The Agreement also amended the participation features to increase the Participating Income Interest percentage from 50% to 75% of surplus cash on available surplus cash in excess of $200,000. In addition, the borrower agreed to contribute $150,000 to an escrow account controlled by the Trust to fund operating deficits of the property and agreed to fund up to a maximum of $50,000 per year for operating deficits at the property if deemed necessary by GIT. Upon the sale, refinancing, maturity or permitted prepayment, and following payment of the insured mortgage and the Additional Loan principal, the Trust will be entitled to receive the interest currently foregone on the insured mortgage. However, the Trust and the borrower will share equally in the proceeds until the borrower receives repayment of the $150,000 contributed to the escrow. If there are still sufficient proceeds, the Trust will then be entitled to payment for any Preferred Interest and will then receive 50% of the remaining proceeds. Any amounts under the participation features or the Preferred Return accumulated prior to the modification have been foregone by the Trust.
                The Trust's investments in PIMIs consist of the following at December 31, 1996 and 1995:

                              Original
                                Loan       Interest     Maturity   Balance Outstanding
          PIM                  Amount        Rate         Date       at December 31,
                                                                       1996            1995

      Lifestyles (GNMA)(a)  $ 10,292,394     7.25%       5/1/32    $ 10,121,765    $ 10,165,489
      Windward (GNMA)(b)      14,000,778   8.50%(b)      6/1/32      13,791,753      13,846,359

      Audubon Villas(GNMA)    15,250,000     7.75%       9/15/33     15,056,168      15,121,241
      Coconut Palm (GNMA)     16,155,100     8.25%       5/1/33      15,966,932      16,029,058

      Mountain View (FHA)      9,547,700    7.625%
                                              (c)        1/1/34       9,447,473       9,476,075

      Red Run (FHA)           19,019,600    7.875%
                                              (d)        5/1/34      18,832,455      18,909,592


      Park Highland (FHA)     17,068,500    7.625%       1/1/34      16,869,418      16,944,707

      Timber Ridge (FHA)       5,775,000    8.125%       10/1/29      5,634,320       5,675,651
      The Seasons (FHA)(e)     9,075,351    7.875%       10/1/28      8,904,895       8,963,439

                            $116,184,423                           $114,625,179
                                                                         (g)       $115,131,611

                                               Continued


                                     KRUPP GOVERNMENT INCOME TRUST

                               NOTES TO FINANCIAL STATEMENTS, Continued

            C.  PIMIs, Continued

                                                                   Base          Preferred
                                             Outstanding          Interest        Interest
                  Additional Loan             Balance              Rate             Rate

                  Lifestyles (a)             $ 1,817,665            7.5%            11%

                  Windward (b)                 2,471,294            7.5%            11%

                  Audubon Villas               2,691,000            7.0%            10%

                  Coconut Palm                 2,850,900            7.5%            11%

                  Mountain View (c)            1,553,600            7.0%            10%

                  Red Run                      2,900,000            7.0%            10%

                  Park Highland                3,000,000            7.5%           9.5%

                  Timber Ridge                 1,540,000            9.0%            11%

                  The Seasons (e)              1,924,649            9.0%
                                                                    (f)             10%


                                             $20,749,108

                (a) The Trust entered into an Agreement which reduced the interest rate on the insured mortgage by 1% per annum effective August 1, 1996 for a period of twenty-four months, extended the lockout date by five years and modified the terms of the Lifestlyes Additional Loan as mentioned as above.

                (b) Windward is affiliated with the Advisor of the Trust. As of December 31, 1996, Windward was in technical default on its Additional Loan for not making the full required base interest payments on the Additional Loan. However, Windward was negotiating with the Advisor and completed these negotiations during the first quarter of 1997(see Note K).

                (c) The Trust entered into an agreement which reduced the interest rate on the insured mortgage .5% per annum effective July 1, 1995 for a period of eighteen months. The borrower was also allowed to forego making four semiannual interest payments beginning March 1, 1995. These unpaid amounts will be payable from the net proceeds of a sale or refinancing of the property.

                (d)  Received    final   endorsement    during   June    1994.
                     Construction-phase interest rate was 9.875% per annum.

                (e) The total PIM and Additional Loan on this property were $32,300,000 and $6,850,000, respectively, of which 72% is held by Krupp Government Income Trust II. The Seasons is affiliated with the Advisor of the Trust.

                (f) The base interest rate was 6% per annum for the first three years and beginning in September 1996 increased to 9% per annum.

                (g) The aggregate cost for federal income tax purposes is $114,625,179.



                                    Continued


                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued

                C. PIMIs, Continued

                A reconciliation of activity for each of the three years in the period ended December 31, 1996 is as follows:

                                                   1996           1995           1994

              Balance at beginning of period  $115,131,611   $115,612,833   $115,110,759

                Acquisitions                       -              -              893,026

                Principal collections             (506,432)      (481,222)      (390,952)

              Balance at end of period        $114,625,179   $115,131,611   $115,612,833

         Property descriptions:

         Lifestyles Apartments ("Lifestyles") is a 236-unit garden style apartment complex located in Palm Harbor, Florida.

         Windward Lakes Apartments ("Windward") is a 276-unit garden style apartment complex located in Pompano Beach, Florida.

         Audubon  Villas   is  a   308-unit  apartment  complex
         located in Clearwater, Florida.

         Coconut Palm Club ("Coconut Palm") is a 301-unit apartment complex located in Coconut Creek, Florida.

         Mountain View Apartments ("Mountain View") is a 256-unit apartment complex located in Madison, Alabama.

         Red  Run   Apartments  ("Red   Run")  is  a   304-unit
         apartment complex located in  Owings Mills, Maryland.

         Park Highland Apartments  ("Park Highland") is a  250-
         unit   apartment   complex     located   in  Bellevue,
         Washington.

         Timber Ridge Apartments ("Timber Ridge") is a 198-unit apartment complex located in Vail, Colorado.

         The Seasons is a 1,088-unit apartment complex located in Laurel, Maryland.

   D.   PIMs

        The Trust has investments in five PIMs at December 31, 1996. The Trust's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

        The Trust receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

        Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property,

                             Continued
                   KRUPP GOVERNMENT INCOME TRUST

              NOTES TO FINANCIAL STATEMENTS, Continued

   D.   PIMs, Continued

        (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, and (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in Value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally can not exceed 50% of any increase in Value of the property. However, generally the net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid shared income or minimum additional interest.

        Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

        Under the Agreement, the Trust, upon giving twelve months written notice, can accelerate the maturity date of the

        Agreement to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

        On April 25, 1996, the Trust received a prepayment of the Canyon Ridge Apartments PIM from the Federal National Mortgage Association ( FNMA ) for the outstanding principal balance of approximately $8.9 million. The Trust is currently looking at investment opportunities to reinvest the principal received. The borrower defaulted on its first mortgage loan and FNMA intended to foreclose on the property, but the borrower filed for bankruptcy before this happened. The Trust subsequently collected $200,000 of participation interest income through a claim with the bankruptcy court.


        The Trust's  PIMs consisted of  the following at December
        31, 1996 and 1995:

                        Original
                          Loan        Interest   Maturity  Balance at December 31,
        PIM              Amount        Rate       Date        1996        1995

     River View (GNMA) $ 9,284,877    8.00%     1/15/33   $ 9,159,679 $ 9,199,196

     Mill Pond (FHA)     7,812,100    8.15%      1/1/33     7,697,101   7,730,070

     Waterford (FHA)    6,935,900     8.125%     8/1/32     6,841,912   6,872,203
                                       (a)

     Rivergreens (FHA) 10,003,000     8.005%     4/1/33     9,862,103   9,917,858
                                       (b)
     Canyon Ridge (FNMA)9,100,000     7.50%      10/1/01        -       8,878,321

    Lincoln Green(FNMA)15,565,000     6.75%      10/1/02   14,919,102  15,093,575
                                                   (c)
        Total         $58,700,877                         $48,479,897 $57,691,223
                                                            (d)(e)


   (a) Received final endorsement in March 1994. Construction-phase interest was 10.125%.
   (b)  Received final endorsement during August 1994.
   (c) Normal monthly benefit is based on a 30-year amortization. All unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.
   (d) The aggregate cost for federal income tax purposes is $48,479,897.

   A reconciliation of activity for each of the three years in the period ended December 31, 1996 is as follows:

                                           1996        1995        1994

   Balance at beginning of period       $57,691,223  $58,054,836 $57,677,344

             Acquisitions                    -           -           693,333

             PIM prepayment              (8,862,450)     -           -

             Principal collections         (348,876)   (363,613)    (315,841)

           Balance at end of period     $48,479,897  $57,691,223  $58,054,836

Property descriptions:

    River View Apartments ("River View") is a 220-unit apartment complex located in Columbia, South Carolina.
    Mill Pond  Apartments ("Mill Pond") is  a 146-unit apartment complex in Bellbrook, Ohio.
    Waterford Townhomes  Apartments ("Waterford") is  a 122-unit apartment complex in Eagen, Minnesota.
    Rivergreens   Apartments  ("Rivergreens")   is  a   208-unit
     apartment complex in Gladstone, Oregon.
    Canyon  Ridge  Apartments  ("Canyon Ridge")  is  a  162-unit apartment complex in San Diego, California.
    Lincoln Green Apartments ("Lincoln Green") is a 616-unit apartment complex in Greensboro, North Carolina.

   E.   MBS

        At December 31, 1996, the Trust s MBS portfolio had an amortized cost of $25,488,974 and gross unrealized gains of $1,265,352. At December 31, 1995, the Trust's MBS portfolio had an amortized cost of $29,819,438 and gross unrealized gains of $1,574,821. The Trust's MBS have maturities ranging from 2008 to 2029.

        In July  1995, the  Trust completed  funding a $4,978,200
        FHA insured mortgage having an interest rate of 8.75% per annum which it purchased for $4,953,309.


                             Continued
                   KRUPP GOVERNMENT INCOME TRUST

   F.   Shareholders' Equity

        Under the Declaration of Trust and commencing with the initial closing of the public offering of shares, the Trust has declared and paid dividends on a quarterly basis. During the period in which the Trust qualifies as a REIT, the Trust has and will pay quarterly dividends aggregating at least 95% of taxable income on an annual basis to be allocated to the shareholders in proportion to their respective number of shares.

        In order for the Trust to maintain its REIT status with respect to the requirements of Share ownership, the Declaration of Trust prohibits any investor from owning, directly or indirectly, more than 9.8% of the outstanding Shares and empowers the Trustees to refuse to permit any transfer of Shares which, in their opinion, would jeopardize the status of the Trust as a REIT.

   G.   Related Party Transactions

        Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly.

        The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust and the preparation and mailing of financial reports, tax information and other communications to investors.

        During the three years ended December 31, 1996, the Trust received interest collections on Additional Loans with affiliates of the Advisor of the Trust of $234,593, $300,825, and $295,348, respectively.

   H.   Original Shares

        Upon termination of the Trust, an affiliate of the Advisor is committed to pay to holders of Original Shares the amount (if any) by which (a) the Shareholders' Original Investments exceed (b) all Dividends (as defined in the prospectus) paid by the Trust with respect to such Original Shares. Original Shares are those Shares purchased during the Trust's initial public offering either through purchase or through the dividend reinvestment program and held until the last mortgage held by the Trust is repaid or disposed of.

   I.   Federal Income Taxes

        The  reconciliation  of  the   income  reported  in   the
        accompanying statement of income with the income reported in the Trust's 1996 federal income tax return follows:

          Net income per statement of income                $12,480,695

             Add:   Additional Loan interest deferred
                     for book purposes                        1,729,278

               Book to tax difference for amortization
                of prepaid fees and expenses                    968,335

               Net income for federal income tax purposes   $15,178,308


                                      Continued

                   KRUPP GOVERNMENT INCOME TRUST

              NOTES TO FINANCIAL STATEMENTS, Continued


   I.   Federal Income Taxes, continued

        The Trust  paid dividends of $1.30  per share during 1996
        which represents approximately $1.01 from ordinary income
        and  $.29  represents   a  non-taxable  distribution  for
        federal income tax purposes.

   J.   Fair Value Disclosures of Financial Instruments

        The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

           Cash and Cash Equivalents

           The carrying amount approximates fair value because of the short maturity of those instruments.

           MBS

           The Partnership estimates the fair value of MBS based on quoted market prices.

           PIMs and PIMIs

           There is no established trading market for these investments, so management estimates the fair value of the PIMs and PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and Additional Loans based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust s estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized losses and gains of approximately $5,668,000 and $889,000, respectively, at December 31, 1996 and gross unrealized losses and gains of approximately $4,407,000 and $2,743,000, respectively, at December 31, 1995.

           At December 31, 1996 and 1995, the Trust estimated the
           fair value of its financial instruments as follows:
                                                    (amounts in thousands)
                                                      1996        1995

                 Cash and cash equivalents         $ 19,054     $  8,914

                 MBS                                 26,754       31,394

                 PIMs and PIMIs:
                   PIMs                              48,783       58,868
                   Insured mortgages                116,869      118,213
                   Additional Loans                  13,424       14,827

                                                   $224,884     $232,216



                                      Continued


                   KRUPP GOVERNMENT INCOME TRUST

              NOTES TO FINANCIAL STATEMENTS, Continued


   K.   Subsequent Events

        Windward Lakes Apartments


        On February 6, 1997, the Trust, with the knowledge of the independent Trustees, agreed to a workout with the borrower of Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows:
        a) interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the insured mortgage;
        b) the borrower, McNab KC-3 L.P., will put in $133,036 of new equity into the property; c) the borrower will cap the annual management fee paid to an affiliate to 3% of revenues; d) the Trust s participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Base Interest on the Additional Loan is payable from Trust s share of Surplus Cash but accrues at 7% per annum; and f)the Trust s participation in a sale or refinancing, after repayment of the first mortgage and additional loans, interest rate relief and accrued Base Interest and McNab s new equity, shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.

        Timber Ridge Apartments

        On February 28, 1997, and March 6, 1997 the Trust received a prepayment of The Timber Ridge Apartments PIMI. The Trust received the Additional Loan and the outstanding first mortgage principal balances of $1,540,000 and $5,663,191, respectively, plus outstanding interest. In addition, the Trust received $1.05 million representing additional interest.


                            KRUPP GOVERNMENT INCOME TRUST
                                  SUPPLEMENTARY DATA
                          SELECTED QUARTERLY FINANCIAL DATA
                                     (Unaudited)



                           For the Quarter Ended
                           March 31,    June 30,  September 30,  December 31,
                             1996         1996        1996           1996

     Total revenues        $4,120,423  $4,233,475  $3,961,045   $4,043,097

     Net income            $3,077,602  $3,264,669  $3,000,682   $3,137,742

     Earnings per Share    $      .20  $      .22  $      .20   $      .21


                                     For the Quarter Ended
                          March 31,     June 30,  September 30,  December 31,
                            1995          1995        1995           1995

     Total revenues        $4,339,068  $4,216,325  $4,441,047  $4,203,976

     Net income            $3,291,240  $3,155,275  $3,395,218  $3,179,899

     Earnings per Share    $      .22  $      .21  $      .22  $      .22