Form 10-Q
period 1997-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 1997-05-12
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    March 31, 1997

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

                                    KRUPP GOVERNMENT INCOME TRUST

                                           BALANCE SHEETS


                                               ASSETS
                                                              March 31,    December 31,
                                                                1997           1996
          Participating Insured Mortgage Investments
           ("PIMIs") (Note 2):
           Insured Mortgages                                $108,866,216   $114,625,179
           Additional loans                                   19,209,108     20,749,108
          Participating Insured Mortgages ("PIMs")
           (Notes 2)                                          48,395,872     48,479,897
          Mortgage-Backed Securities and insured
           mortgage ("MBS") (Note 3)                          29,168,014     26,754,326

                 Total mortgage investments                  205,639,210    210,608,510

          Cash and cash equivalents                           23,826,862     19,053,931
          Interest receivable and other assets                 1,673,621      1,707,799
          Prepaid acquisition fees and expenses, net
           of accumulated amortization of $6,379,263
           and $6,090,173, respectively                        7,094,096      7,383,186
          Prepaid participation servicing fees, net of
           accumulated amortization of $ 1,716,800 and
           $1,610,677, respectively                            2,774,205      2,880,328

                 Total assets                               $241,007,994   $241,633,754

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)      $  6,824,154   $ 7,325,414
          Other liabilities                                        6,254     27,733

                 Total liabilities                             6,830,408     7,353,147


          Shareholders' equity (Note 4):
            Common stock, no par value; 17,510,000
            Shares authorized; 15,053,135 Shares
            issued and outstanding                           233,015,255     233,015,255

            Retained earnings                                    149,515         -

            Unrealized gain on MBS                             1,012,816     1,265,352

                 Total Shareholders  equity                  234,177,586     234,280,607


                 Total liabilities and Shareholders'
                   equity                                   $241,007,994     $241,633,754

                             The accompanying notes are an integral
                               part of the financial statements.

                                 KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME

                                                          For the Three
                                                          Months
                                                          Ended March 31,
                                                            1997           1996

          Revenue:
            Interest income - PIMs and PIMIs:
                Base interest                               $ 3,278,921    $ 3,387,606
                Additional loan interest                        633,120          -
                Participation income                          1,348,392          -
                Interest income - MBS                           526,231        611,716
            Other interest income                               270,394        121,101

                Total revenue                                 6,057,058      4,120,423

          Expenses:
            Asset management fee to an affiliate                382,986        415,287
            Expense reimbursements to affiliates                108,996        107,746
          Amortization of prepaid fees and expenses             395,213        419,823
          Other                                                 128,074         99,965

               Total expenses                                 1,015,269     1,042,821

          Net income                                        $ 5,041,789    $3,077,602
          Earnings per Share                                $       .33    $      .20

          Weighted average Shares outstanding                15,053,135    15,053,135

                            The accompanying notes are an integral
                                part of the financial statements.

                                  KRUPP GOVERNMENT INCOME TRUST

                                    STATEMENTS OF CASH FLOWS

                                                                   For the Three Months
                                                                     Ended March 31,

                                                                    1997          1996
          Operating activities:
            Net income                                          $ 5,041,789    $ 3,077,602
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Amortization of net premium                               945          1,295
              Amortization of prepaid fees and expenses             395,213        419,823
              Changes in assets and liabilities:
                Decrease in interest receivable and other
                 assets                                              34,178        147,044
                Decrease in other liabilities                       (21,479)       (12,215)

                    Net cash provided by operating activities     5,450,646      3,633,549

          Investing activities:
            Principal collections on MBS                            698,831      1,147,422
            Principal collections on PIMs and insured
              mortgages                                           5,842,988        225,085
            Collection of Additional loan                         1,540,000          -
            Acquisition of insured mortgage                      (3,366,000)         -
            Increase (decrease)in deferred
              income on Additional Loans                           (501,260)       634,807

                    Net cash provided by investing activities     4,214,559      2,007,314

          Financing activity:
            Dividends                                            (4,892,274)    (4,892,274)

          Net increase in cash and cash equivalents               4,772,931        748,589

          Cash and cash equivalents, beginning of period         19,053,931      8,914,295

          Cash and cash equivalents, end of period              $23,826,862   $  9,662,884

                                 The accompanying notes are an integral
                                   part of the financial statements.

                         KRUPP GOVERNMENT INCOME TRUST

                         NOTES TO FINANCIAL STATEMENTS


   1.  Accounting Policies

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.

       In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1997 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


   2.  PIMs and PIMIs

       On February 6, 1997, the Trust, with the knowledge of the independent Trustees, agreed to a workout with the borrower of the
       Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows: a) interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the insured mortgage; b) the borrower, McNab KC-3 L.P.( McNab ), will put in $133,036 of new equity into the property; c) the borrower will cap the annual management fee paid to an affiliate to 3% of revenues; d) the Trust s participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Base Interest on the Additional Loan is payable from Trust s share of Surplus Cash and unpaid amounts accrue at 7.5% per annum; and f)the Trust s participation in a sale or refinancing, after repayment of the first mortgage and additional loans, interest rate relief and accrued Base Interest and McNab s new equity, shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.

       During  the  first  quarter the  Trust  received  proceeds  from the
       prepayment  of   The  Timber  Ridge  Apartments   PIMI  as  follows:
   $1,540,000   to  payoff the  Additional  loan;  $1,045,961  representing
   additional  interest;  $5,663,191  to   payoff  the  outstanding  first
   mortgage  principal  balance.     The  Trust   will  seek   alternate
 investments for the reinvestment of the Timber Ridge proceeds.

       At March 31, 1997, the Trust s PIMs and PIMIs have a fair value of approximately $168,974,859 and gross unrealized gains and losses of approximately $191,027 and $7,687,364, respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034.

                                   Continued

                         KRUPP GOVERNMENT INCOME TRUST

                         NOTES TO FINANCIAL STATEMENTS


   3.  MBS

       During the first quarter of 1997, the Trust acquired a $3,400,000 face value insured multi-family mortgage for $3,366,000 having a coupon rate of 7.625% per annum and a maturity of April 2032.

       At March 31, 1997, the Trust s MBS portfolio has an amortized cost of approximately $28,155,198 and unrealized gains and losses of $1,064,070 and $51,254, respectively. The MBS portfolio has maturities ranging from 2008 to 2029.


   4.  Changes in Shareholders' Equity

       A summary of changes in shareholders' equity for three months ended March 31, 1997 is as follows:


                                                                           Total
                                     Common     Retained    Unrealized   Shareholders'
                                     Stock      Earnings         Gain       Equity


      Balance at December 31,
      1996                       $233,015,255  $    -       $ 1,265,352   $234,280,607

      Net income                        -         5,041,789         -        5,041,789

      Dividends                         -        (4,892,274)        -        (4,892,274)

      Decrease in unrealized
       gain on MBS                      -            -          (252,536)   (252,536)

 Balance at March 31, 1997        $233,015,255  $   149,515  $ 1,012,816  $234,177,586


           5.   Related Party Transactions

              During the three months  ended March 31, 1997 and 1996, the Trust received
              $77,484  and $150,413,  respectively,  of  interest income  on  Additional
              Loans from affiliates of the Advisor.



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

      The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the interest  payments  on the  Additional  Loan  portion  of  the PIMIs  are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties. Seven of the Trust's nine PIMIs funded the construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow. For 1997, Coconut Palm, Mountain View, Red Run and The Seasons have sufficient escrows to make the required Additional Loan base interest payments if operations can not support such payments. Management is closely monitoring the operating performances of the remaining properties. Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the
   properties  underlying  the  PIMs  and  PIMIs.    Lifestyles  Apartments
   operating performance has improved under new management operating the property for the past 9 months. However stiff competition from new apartment complexes and affordable single-family homes is still prevalent in the market and affects the property s ability to achieve rental increases. Overall, operations are stabilizing, but significant improvement remains a long-term goal. The Trust has agreed to a modification of the terms of the Windward Lakes PIMs including interest rate relief on the first mortgage through the year 2000. In addition, reserves set aside to fund Windward Lakes Apartments Additional Loan base interest payments are depleted and the property operations may not generate sufficient cash flow to meet the Additional Loan base interest payments under the workout terms.

      During the first quarter the Trust received a prepayment of The Timber Ridge Apartments PIMI. On February 28,1997, the Trust received $1,540,000 to payoff the Additional loan and $1,045,961 representing additional interest. On March 6, 1997, the Trust received $5,663,191 to payoff the outstanding first mortgage principal balance. The Trust is presently seeking alternate investments for the 1996 Canyon Ridge PIM prepayment and the Timber Ridge prepayment proceeds.

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

      The Trust's Additional Loans have similar risks as those associated with conventional real estate lending, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

   The Trust includes in cash and cash equivalents approximately $7 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.



   Operations

      The following discussion relates to the operations of the Trust during the three months ended March 31, 1997 and 1996 (dollars in thousands, except per Share amounts):



                                                Three Months Ended March 31,
                                                         1997          1996
                                                           Per           Per
                                                Amount   Share  Amount Share

   Interest - PIMs and PIMIs:
   Base interest income                      $3,279   $ .22   $3,388  $ .23
   Participation income                       1,348     .09      -       -
   Additional loan interest                     633     .04      -       -
   Interest income on MB                        526     .03      612    .04
   Other interest income                        270     .02      121    .01
   Trust expenses                              (619)   (.04)    (623)  (.04)
   Amortization of prepaid fees and
     expenses and organization costs           (395)   (.03)    (420)  (.04)

      Net income                             $5,042   $ .33   $3,078  $ .20

   Weighted average Shares                     15,053,135       15,053,135


Net income  for  the  first  quarter  of  1997  increased  by  approximately
$1,964,000  as compared to  the first  quarter of  1996 primarily is  due to
amounts  received from the Timber  Ridge PIMI prepayment.   The increases in
participation  income and  additional  loan  interest income  are  primarily
related   to  Timber   Ridge  PIMI.   The  Trust   received   $1,246,000  of
participation  interest  and  reclassed  $540,000   of  interest  previously
received  and recorded  in  deferred income  to  interest income  upon early repayment of the PIMI. The Trust generally funds a portion of its  dividends with principal  collections. To the extent  this happens it  will reduce the asset base generating income for the Trust in the future.


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



            DATE:   April 23, 1997