Form 10-Q
period 1997-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 1997-08-14
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    June 30, 1997

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


                                    KRUPP GOVERNMENT INCOME TRUST

                                           BALANCE SHEETS


                                               ASSETS
                                                              June 30,     December 31,
                                                                1997           1996
          Participating Insured Mortgage Investments
           ("PIMIs") (Note 2):
           Insured Mortgages                                $108,732,575   $114,625,179
           Additional loans                                   19,209,108     20,749,108
          Participating Insured Mortgages ("PIMs")
           (Notes 2)                                          48,310,164     48,479,897
          Mortgage-Backed Securities and insured
           mortgage ("MBS") (Note 3)                          28,426,416     26,754,326

                 Total mortgage investments                  204,678,263    210,608,510

          Cash and cash equivalents                           23,785,978     19,053,931
          Interest receivable and other assets                 1,558,142      1,707,799
          Prepaid acquisition fees and expenses, net
           of accumulated amortization of $6,668,353
           and $6,090,173, respectively                        6,805,006      7,383,186
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,822,922 and
           $1,610,677, respectively                            2,668,083      2,880,328

                 Total assets                               $239,495,472   $241,633,754

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans (Note 5)      $  7,246,324   $  7,325,414
          Other liabilities                                       12,892         27,733

                 Total liabilities                             7,259,216      7,353,147



          Shareholders' equity (Note 4):
            Common stock, no par value; 17,510,000
            Shares authorized; 15,053,135 Shares
            issued and outstanding                           231,148,960    233,015,255

            Unrealized gain on MBS                             1,087,296      1,265,352


                 Total Shareholders  equity                  232,236,256    234,280,607

                 Total liabilities and Shareholders'
                   equity                                   $239,495,472   $241,633,754




                               The accompanying notes are an integral
                                  part of the financial statements.









                                    KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME


                                       For the Three Months        For the Six Months
                                           Ended June 30,            Ended June 30,

                                          1997        1996         1997        1996

          Revenues:
            Interest income - PIMs
             and PIMIs:
             Base interest          $ 2,940,268   $ 3,221,901  $ 6,219,189  $ 6,609,507
             Additional Loan
              Interest                   15,625          -         648,745         -
             Participation income           -         146,256    1,348,392      146,256
            Interest income - MBS       574,190       590,932    1,100,421    1,202,648
            Other interest income       320,120       274,386      590,514      395,487

                Total revenues        3,850,203     4,233,475    9,907,261    8,353,898

          Expenses:
            Asset management fee
             to an affiliate            381,699       396,089      764,685      811,376
            Expense reimbursements
             to affiliates               95,646        83,879      204,642      191,625
            Amortization of prepaid
             expenses and fees          395,212       403,417      790,425      823,240
            General and
             administrative             101,182        85,421      229,256      185,386

                Total expenses          973,739       968,806    1,989,008    2,011,627

          Net income                $ 2,876,464   $ 3,264,669  $ 7,918,253  $ 6,342,271

          Earning per Share         $      .20    $       .22  $       .53  $       .42

          Weighted average Shares
           outstanding                       15,053,135               15,053,135



                            The accompanying notes are an integral
                                part of the financial statements.





                                  KRUPP GOVERNMENT INCOME TRUST

                                   STATEMENTS OF CASH FLOWS


                                                                   For the Six Months
                                                                     Ended June 30,

                                                                    1997          1996
          Operating activities:
            Net income                                          $ 7,918,253   $ 6,342,271
            Adjustments to reconcile net income to
             net cash provided by operating activities:
              Amortization of net premium                               980         -
              Amortization of prepaid fees and expenses             790,425       823,240
              Changes in assets and liabilities:
                Decrease in interest receivable and other
                 assets                                             149,657       212,208
                Decrease in other liabilities                       (14,841)       (7,080)

                    Net cash provided by operating activities     8,844,474     7,370,639

          Investing activities:
            PIM prepayment                                        5,630,985     8,862,450
            Principal collections on PIMs                           431,352       427,672
            Collection of Additional Loan                         1,540,000          -
            Principal collections on MBS                          1,514,874     2,342,724
            Acquisition of insured mortgage                      (3,366,000)         -
            Increase decrease in deferred income on
              Additional Loans                                      (79,090)      728,992

                    Net cash provided by investing activities     5,672,121    12,361,838

          Financing activity:
            Dividends                                            (9,784,548)   (9,784,548)

          Net increase in cash and cash equivalents               4,732,047     9,947,929

          Cash and cash equivalents, beginning of period         19,053,931     8,914,295

          Cash and cash equivalents, end of period              $23,785,978   $18,862,224



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

The Trust accounts for all of its investments in Mortgage Backed Securities, including those that are part of a PIM or PIMI investment, in accordance with Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at cost less principal payments unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs and PIMIs

At June 30, 1997, the Trust s PIMs and PIMIs have a fair value of approximately $170,682,250 and gross unrealized gains and losses of approximately $307,002 and $5,876,599, respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034. At June 30, 1997 there are no loans within the Trust s portfolio that are delinquent of principal or interest.

On February 6, 1997, the Trust, with the approval of the independent Trustees, agreed to a workout with the borrower of the Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows: a)  interest rate relief for 1997 of  2% per annum and
1% per annum for 1998 through 2000 on the insured mortgage; b) the borrower, McNab KC-3 L.P.( McNab ), will put in $133,036 of new equity into  the property; c) the borrower will cap the annual management fee paid to an affiliate to 3% of
revenues; d) the Trust s participation in current  operations shall be
50% of Surplus Cash as determined under HUD guidelines; e) Base Interest on the Additional Loan is payable from the Trust s share of Surplus Cash and
unpaid  amounts   accrue  at  7.5%   per  annum;  and   f)the  Trust s
participation in a sale or refinancing, after repayment of the first mortgage and additional loans,interest rate relief, accrued Base Interest and McNab s new equity,shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.

During  the  first  quarter  the  Trust  received  proceeds  from  the
prepayment of    The Timber Ridge Apartments  PIMI as follows:  $1,540,000
to payoff the    Additional   loan;  $1,045,961   representing  additional
interest; $5,630,985 to payoff the outstanding first mortgage principal balance. During the third quarter, the Trust will make a special
dividend of $.92 per share to it s investors.   This  special distribution
will consist  of the  1996 Canyon Ridge PIM prepayment and the 1997
Timber Ridge prepayment proceeds, net of the reinvestment of $3,400,000 face value insured multifamily mortgage

   3.  MBS

At June 30, 1997, the Trust s MBS portfolio has an amortized cost of approximately $27,339,120 and unrealized gains and losses of $1,092,332 and $5,036, respectively. The MBS portfolio has maturities ranging from 2008 to 2029.

During the first quarter of 1997, the Trust acquired a $3,400,000 face value insured multi-family mortgage for $3,366,000 having a coupon
rate of 7.625%   per annum and a maturity of April 2032.

   4.  Changes in Shareholders' Equity

A summary of changes in shareholders' equity for six months ended June 30, 1997 is as follows:

                                                                                          Total
                                              Common      Retained     Unrealized  Shareholders'
                                               Stock      Earnings         Gain       Equity
      Balance at December 31, 1996         $233,015,255  $    -       $ 1,265,352  $234,280,607

      Net income                                -          7,918,253        -         7,918,253

      Dividends                              (1,866,295)  (7,918,253)       -        (9,784,548)

      Decrease in unrealized
       gain on MBS                               -            -          (178,087)     (178,087)


      Balance at June 30, 1997             $231,148,960  $    -       $ 1,087,265  $232,236,256



            5.   Related Party Transactions

During the three months ended June 30, 1997 and June 30, 1996 the Trust received $22,710 and $0 of interest income on Additional Loans from affiliates of the Advisor. During the six month ended June 30, 1997 and 1996, the Trust received $100,194 and $150,413 of interest income on Additional Loans from affiliates of the Advisor.

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

For 1997, Coconut Palm, Mountain View, Red Run and The Seasons have sufficient escrows to make the required Additional Loan base interest payments if operations cannot support such payments. Management is closely monitoring the operating performances of the remaining properties.

Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs. Lifestyles Apartments operating performance has improved under new management operating the property for the past 9 months. However, stiff competition from new apartment complexes and affordable single-family homes is still prevalent in the market and affects the property s ability to achieve rental increases. Overall, operations are stabilizing, but significant improvement remains a long-term goal. The Trust has agreed to a modification of the terms of the Windward Lakes PIMIs including interest rate relief on the first mortgage through the year 2000. In addition, reserves set aside to fund Windward Lakes Apartments Additional Loan base interest payments are depleted and the property operations may not generate sufficient cash flow to meet the Additional Loan base interest payments under the workout terms.

During the first quarter of 1997 the Trust received a prepayment of The Timber Ridge Apartments PIMI. On February 28,1997, the Trust received $1,540,000 to payoff the Additional loan and $1,045,961 representing additional interest. On March 6, 1997, the Trust received $5,630,985 to payoff the outstanding first mortgage principal balance.

During the third quarter, the Trust will make a special dividend of $.92 per share to it s investors. This special distribution will consist of the 1996 Canyon Ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment of $3,400,000 face value insured multifamily mortgage

For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim the Trust would not receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

 Assessment of Credit Risk

The Trust's investments in MBS and mortgages are guaranteed or insured by FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ( GNMA ) and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

   Operations

The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1997 and 1996 (dollars in thousands, except per Share amounts):

The Trust s net income for the three months ended June 30, 1997 decreased as compared to the three months ended June 30, 1996 by approximately by $388,000.

This decrease was due primarily to lower base interest and participation income of $282,000 and $146,000, respectively. The decrease in base interest is a result of the prepayments of the Canyon Ridge PIM during the second quarter of 1996 and the Timber Ridge PIMI during the first quarter of 1997.

Net income increased for the six months ended June 30, 1997, as compared to the same period in 1996 by approximately $1,576,000. This increase resulted from higher participation income and additional loan interest income of $1,202,000 and $649,000, respectively net of lower base interest of $390,000. The increases in participation income and additional loan interest income are primarily related to the Timber Ridge PIMI. The Trust received $1,246,000 of participation interest and reclassed $540,000 of interest previously received and recorded in deferred income to interest income upon early repayment of the PIMI. In addition, the Trust also received participation interest from the Lincoln Green PIM of $102,000. Base interest decreased as a result of the repayment of the Timber Ridge PIMI during the first quarter of 1997 and the repayment of the Canyon Ridge PIM during the second quarter of 1996.

The Trust generally funds a portion of its dividends with MBS and PIM/PIMI principal collections which reduces the invested assets generating income for the Trust in the future. As the invested assets decline so will base interest on PIMs and PIMIs, interest income on MBS and other interest income.

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



                 BY:/s/ Robert A. Barrows

                 Robert A. Barrows
                 Treasurer and Chief Accounting Officer of
                 Krupp Government Income Trust














   DATE: August 5, 1997