Form 10-Q
period 1997-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 1997-11-12
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THEx SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended    September 30, 1997

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

                          Part I.  FINANCIAL INFORMATION

   Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number offactors, including those identified herein.



                                    KRUPP GOVERNMENT INCOME TRUST
                                           BALANCE SHEETS


                                               ASSETS
                                                            September 30,  December 31,
                                                                1997           1996

          Participating Insured Mortgage Investments
           ("PIMIs") (Note 2):
          PIMs                                              $108,602,747   $114,625,179
          Additional Loans                                    19,209,108     20,749,108
          Participating Insured Mortgages ("PIMs")(Note 2)    48,222,738     48,479,897
          Mortgage-Backed Securities and insured mortgage
           ("MBS") (Note 3)                                   28,116,909     26,754,326
                Total mortgage investments                   204,151,502    210,608,510

          Cash and cash equivalents                           10,006,450     19,053,931
          Interest receivable and other assets                 1,321,794      1,707,799
          Prepaid acquisition fees and expenses, net of
           accumulated amortization of $7,576,043 and
           $6,090,173, respectively                            5,897,316      7,383,186
          Prepaid participation servicing fees, net of
           accumulated amortization of $2,135,239 and
           $1,610,677, respectively                            2,355,766      2,880,328

                Total assets                                $223,732,828   $241,633,754

                                LIABILITIES AND SHAREHOLDERS' EQUITY

          Deferred income on Additional Loans(Note 4)       $  7,692,023   $  7,325,414
          Other liabilities                                       18,172         27,733
                Total liabilities                              7,710,195      7,353,147

          Shareholders' equity (Note 5):
            Common stock, no par value; 17,510,000
            shares authorized and 15,053,135 shares
            issued and outstanding                           214,580,907    233,015,255

            Unrealized gain on MBS                             1,441,726      1,265,352

                Total Shareholders' equity                   216,022,633    234,280,607

                Total liabilities and Shareholders'
                 equity                                     $223,732,828   $241,633,754



                               The accompanying notes are an integral
                                  part of the financial statements





                                    KRUPP GOVERNMENT INCOME TRUST
                                        STATEMENTS OF INCOME


                                            For the Three Months Ended For the Nine Months Ended
                                                  September 30,               September 30,

                                               1997          1996         1997          1996
     Revenues:
       Interest income - PIMs and PIMIs:
     Base interest (Note 2)                  $2,981,872   $3,141,595   $ 9,201,061 $ 9,751,102
         Additional Loan Interest               123,173         -          771,918        -
         Participation income                    37,089       12,905     1,385,481     159,161
     Interest income - MBS                      558,426      562,753     1,658,847   1,765,401
       Other interest income                    250,855      243,792       841,369     639,279

         Total revenues                       3,951,415    3,961,045    13,858,676  12,314,943

     Expenses:
       Asset management fee to an affiliate     384,251      397,816     1,148,936   1,209,192
       Expense reimbursements to affiliates      95,646      107,745       300,288     299,370
       Amortization of prepaid expenses,
        fees and organization costs           1,220,007      395,213     2,010,432   1,218,453
     General and administrative                  78,406       59,589       307,662     244,975

         Total expenses                       1,778,310      960,363     3,767,318   2,971,990

     Net income                              $2,173,105   $3,000,682   $10,091,358 $ 9,342,953

     Earnings per share                      $      .14   $      .20   $       .67 $       .62

     Weighted average shares outstanding             15,053,135                  15,053,135



                               The accompanying notes are an integral
                                 part of the financial statements.





                                   KRUPP GOVERNMENT INCOME TRUST
                                      STATEMENTS OF CASH FLOWS


                                                                For the Nine Months Ended
                                                                     September 30,

                                                                  1997            1996
     Operating activities:
     Net income                                               $10,091,358     $ 9,342,953
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of discounts and premiums                     4,026          (3,718)
         Amortization of prepaid expenses, fees and
          organization costs                                    2,010,432       1,218,453
         Changes in assets and liabilities:
            Decrease in interest receivable and other assets      386,005         255,399
            Increase (decrease) in other liabilities               (9,561)            283

                Net cash provided by operating
                 activities                                    12,482,260      10,813,370

     Investing activities:
       Principal collections on MBS                             2,175,765       3,468,106
       Principal collections on PIMs                              648,606         641,118
       Acquisition of insured mortgage                         (3,366,000)           -
       PIM prepayment                                           5,630,985       8,862,450
       Collection of Additional Loan                            1,540,000            -
       Increase in deferred income on Additional
        Loans                                                     366,609         968,530

                Net cash provided by investing
                 activities                                     6,995,965      13,940,204

     Financing activity:
       Dividends                                              (28,525,706)    (14,676,822)

     Net increase (decrease) in cash and
      cash equivalents                                         (9,047,481)     10,076,752

     Cash and cash equivalents, beginning of period            19,053,931       8,914,295

     Cash and cash equivalents, end of period                 $10,006,450     $18,991,047


                               The accompanying notes are an integral
                                 part of the financial statements.




                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS


1.  Accounting Policies

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities andExchange Commission. However, in the opinion of Berkshire Mortgage
 Advisors Limited Partnership (the "Advisor") of Krupp Government
 Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading.

 The Trust accounts for all of its investments in Mortgage Backed
 Securities, including those that are part of a PIM or PIMI investment, in accordance with Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

 The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at cost less principal payments unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting StandardNo. 118, Accounting by Creditors for Impairment of a Loan - Income
  Recognition and Disclosures.

  See Notes to Financial Statements in the Trust s Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Trust.

  In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

  The results of operations for the three and nine months ended
  September 30, 1997 are not necessarily indicative of the results whichmay be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2.  PIMs and PIMIs

  On February 6, 1997, the Trust, with the approval of the independent Trustees, agreed to a workout with the borrower of the Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows: a) interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the insured mortgage: b) the borrower, McNab KC-3 L.P. ( McNab ), contributed $133,036 of new equity into the property; c) the borrower will cap the annual management fee paid to an affiliate at 3% of revenues; d) the Trust s participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Base Interest on the Additional

Loan if payable from Trust s share of Surplus Cash and unpaid amounts accrue at 7.5% per annum; and f) the Trust s participation in a sale or refinancing, after repayment of the first mortgage and additional loans, interest rate relief, accrued Base Interest and McNab s new equity, shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans;
any remaining proceeds shall be distributed to McNab.

During the first quarter the Trust received proceeds from the prepayment of The Timber Ridge Apartments PIMI as follows: $1,540,000 to payoff the Additional loan; $1,246,159 representing additional interest; $5,630,985 to payoff the outstanding first mortgage principal balance. During the third quarter, the Trust made a special dividend of $.92 per share to it s investors. This special distribtuion consisted of the 1996 Canyon Ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment of $3,400,000 in a face value insured multifamily mortgage.

3.  MBS

During the first quarter of 1997, the Trust acquired a $3,400,000 face value insured multi-family mortgage for $3,366,000 having a coupon rate of 7.625% per annum and a maturity of April 2032.

At September 30, 1997, the Trust s MBS portfolio has an amortized cost of approximately $26,675,183 and unrealized gains of $1,441,726. The MBS portfolio has maturities ranging from 2008 to 2029.

4.  Related Party Transactions
During the three and nine months ended September 30, 1997, the Trust earned $334,085 and $356,794, respectively, of interest on Additional Loans and Shared Interest Income from affiliates of the Advisor as compared to $57,739 and $208,152 during the three and nine months ended September 30, 1996, respectively.

5.  Changes in Shareholders' Equity

A summary of changes in shareholders' equity for the nine months ended September 30, 1997 is as follows:


                                                                                     Total
                                         Common        Retained   Unrealized     Shareholders'
                                          Stock        Earnings       Gain          Equity
           Balance at December 31,
           1996                       $233,015,255  $     -       $ 1,265,352    $234,280,607
           Net income                       -         10,091,358        -          10,091,358

           Dividends                   (18,434,348)  (10,091,358)       -         (28,525,706)

           Change in unrealized
              gain on MBS                   -             -           176,374         176,374


           Balance at September 30,
           1997                       $214,580,907  $     -       $ 1,441,726    $216,022,633


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

   Liquidity and Capital Resources

      The most significant demand on the Trust s liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

      The Trust s investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust s participation interests and the interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties. Seven of the Trust s nine PIMIs funded the construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow.

      For 1997, Coconut Palm, Mountain View, Red Run and The Seasons have sufficient escrows to make the required Additional Loan base interest payments if operations cannot support such payments. Management is closely monitoring the operating performances of the remaining properties. Overall, the Trust s ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs. During 1997, three Florida properties faced stiff competition from new product entering the market. Two properties, Lifestyles and Windward Lakes, are operating with assistance of debt service relief from the Trust. A third, Coconut Palm Club, still has deficit reserves available to cover operating shortfalls. Lifestyles operating performance has improved under the new management team that took over property operations during the third quarter of 1996 when the Trust agreed to provide debt service relief. Although occupancy has stabilized this year in the low 90% range, concessions offered to attract residents to newly built apartments limits management s ability to implement rental rate increases. In addition to the Trust s debt service relief, property ownership also has contributed additional funds to cover shortfalls as it had agreed to do under the terms of the workout. Debt service relief is scheduled to expire at the end of 1997, but the Trust expects to extend the workout for another year while the market stabilizes. Both Windward Lakes and Coconut Palm Club have experienced an increase in vacancy during the third quarter to the 11% range as the Broward County Florida market has become more saturated with newly built apartment properties.

      During the first quarter of 1997 the Trust received a prepayment of The Timber Ridge Apartments PIMI. The Trust received $1,540,000 to payoff the Additional Loan and $1,246,159 representing additional interest and $5,630,985 to payoff the outstanding first mortgage principal balance.

      During the third quarter, the Trust made a special dividend of $.92 per share to it s investors. This special distribution consisted of the 1996 Canyon ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment of $3,400,000 face value insured multifamily mortgage.

      For the first five years of the PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim the Trust would not receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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


   Operations

   The following discussion relates to the operations of the Trust during the three and nine months ended September 30, 1997 and 1996.

   The Trust s net income decreased for the three months ended September 30, 1997 as compared to the same period in 1996 by $827,577 primarily due to a decrease in base interest of $159,723 and increase in amortization expense of $824,794. This was offset by an increase in additional loan interest of $123,173 due to the Trust receiving and recognizing as interest income additional loan interest payments from The Seasons. The decrease in base interest is primarily due to the Timber Ridge Apartments prepayment and the interest rate reduction to the Windward Lakes Apartments PIMI. The increase in amortization expense is due to the Trust fully amortizing the prepaid expenses and fees related to the Canyon Ridge and Timber Ridge Apartments prepayments.

   The Trust s net income increased for the nine months ended September 30, 1997, as compared to the same period in 1996 by $748,405. This increase resulted from higher participation income, additional loan interest income and other interest income of $1,226,320, $771,918 and $202,090, respectively, net of lower base interest and interest income on MBS of $550,041 and $106,554, respectively and an increase in amortization expense as mentioned above of $791,979. The increases in participation income and additional loan interest income are primarily related to the Timber Ridge PIMI. The Trust received $1,246,000 of participation interest and reclassed $540,000 of interest previously received and recorded in deferred income to interest income upon early repayment of the PIMI. In addition, the Trust is receiving and recognizing as interest income the additional loan interest payments from The Seasons. The Trust also received participation interest from the Lincoln Green PIM, The Seasons PIMI and the Riverview PIM of $102,000, $32,622 and $4,466, respectively. Base interest decreased as a result of the repayment of the Timber Ridge PIMI during the first quarter of 1997 and the repayment of the Canyon Ridge PIM during the second quarter of 1996 and the interest rate reduction given to Windward Lakes Apartments.

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



          Krupp Government Income Trust
          Registrant

                          BY:  /s/Robert A. Barrows
                          Robert A. Barrows
                          Treasurer and Chief Accounting Officer of Krupp Government Income Trust


          DATE: October 28, 1997