Form 10-K
period 1997-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 1998-03-25
CIK 857264

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

          ANNUAL  REPORT PURSUANT  TO SECTION  13 OR  15(d) OF  THE SECURITIES
    x     EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended       December 31, 1997

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

   (Registrant's telephone number, including area code) (617)423-2233

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

   The exhibit index is located on pages 10-20.

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

The PIMIs consist of 1) an insured mortgage issued by GNMA or originated under the lending program of the FHA, 2) an additional loan ("Additional Loan") to the borrower or owners of the borrower in excess of mortgage amounts insured under GNMA or FHA programs that increases the
Trust's total financing with respect to that property and its participation interests and 3) a participating mortgage. Additional Loans associated with an insured mortgage issued or originated in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire Mortgage Advisors Limited Partnership ("the Advisor"). The Additional Loans are neither insured nor guaranteed. In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Additional Loans provide the Trust with semi-annual interest payments and may provide additional interest in the future while the participating mortgage provides for Trust participation in the net income and residual value, if any, of the underlying property.

The Trust also acquired MBS collateralized by single-family mortgage loans issued or originated by GNMA, FNMA, the Federal Home Loan Mortgage Corporation ("FHLMC") or FHA. FNMA and FHLMC guarantee the principal and asic interest of the FNMA and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans. Prior to December 14, 1997 the Trust could reinvest or commit for reinvestment principal proceeds or other realization of the mortgages in new mortgages. However, the Trust will distribute any and all proceeds from prepayments or other, realizations of mortgage assets to investors either through quarterly dividends or possibly special dividends.

Although the Trust will terminate no later than December 31, 2029, the value of the PIMs and PIMIs may be realized by the Trust through repayment or sale as early as ten years from the dates of the closings of the permanent loans, and the Trust may realize the value of all of its other investments within that time frame thereby resulting in a dissolution of the Trust significantly prior to December 31, 2029.

The Trust's investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarterbased upon the participation features of its investments. The requirements for compliance with federal, state and local regulations to date have not adversely affected the Trust's operations, and the Trust anticipates no adverse effect in the future.

To qualify as a real estate investment trust ("REIT") for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders. The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust's REIT status. If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or distribution tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust
would substantially  reduce   the  funds   available  for   dividends  to
shareholders or for reinvestment. To the extent that dividends had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain of its investments in order to pay the applicable tax. Moreover, should the

Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 1997, there were no personnel directly employed by the Trust.

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

    The number of investors holding Shares as of December 31, 1997 is approximately 13,200.

  The Trust has and intends to continue declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.325 for 1997 and 1996.


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

              (Amounts in thousands, except for per Share amounts)
                        1997          1996        1995      1994       1993

   Total revenues     $ 17,618   $ 16,358  $ 17,200   $ 16,846     $ 18,046

   Net income         $ 12,899   $ 12,481  $ 13,022   $ 12,599     $ 13,869

   Net income
           per Share  $    .86   $    .83  $    .87   $    .84     $    .92

   Weighted average Shares
    outstanding         15,053     15,053    15,053     15,053       15,053

   Total assets at
    December 31       $221,779   $241,634  $247,620   $251,333     $256,565


   Average dividends
    per Share         $   2.22   $   1.30   $   1.30  $   1.30     $   1.70


page


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

   Liquidity and Capital Resources

              At December  31,  1997,  the  Trust  has  significant  liquidity consisting of cash and cash equivalents, of approximately $10 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.
              The  most  significant  demand  on  the  Trust's  liquidity  are dividends paid to investors which currently approximate $19.6 million per year ($4.9 million per quarter). For 1997, the Trust declared an annual dividend of $1.30 per share, paid in quarterly installments of $.325 per share and a one time special dividend of $.92 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, and the principal collections and prepayments received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which will result in periodic adjustments to the dividends paid to the investors.

              The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portionof the appreciation realized upon the sale or refinancing of the
underlying properties.   The Trust's participation interests and the interest
payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed, and will depend primarily on the successful operation of the
underlying  properties.   Seven  of  the  Trust's eight  PIMIs  funded  the
construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow. As of December 31, 1997, Mountain View and
Red Run  have sufficient escrows to make  the required Additional Loan base
interest payments  in 1998 if necessary.   Management is closely monitoring
the operating performances of the remaining properties. Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs.

  Many of the properties had stable operating results during 1997.
High occupancy rates were maintained and rental rate increases were achieved at more than half the properties due to stable or improving markets or the unique character of the specific property. As a result of strong operating performances during 1997, the Advisor expects that two properties will generate sufficient operating cash flow to pay participation interest to the Trust during 1998: Lincoln Green and The Seasons. During 1997, the Trust received participation interest based on 1996 operating results from three properties. Two properties with PIM s held by the Trust paid participation interest: Lincoln Green paid $102,233 and Riverview paid $4,466. One property with a PIMI held by the Trust paid participation interest beyond the base interest requirement on the additional loan: The Seasons paid $32,622.

 Most of  the  other properties  underlying  the PIMs  and  PIMIs generate sufficient operating revenues to adequately maintain the assetsand pay principal and interest on the insured first mortgage and, in the case of the PIMIs, the base interest on the Additional Loan. However, the operating results of four of the construction properties with PIMIs have
been  inadequate to  fully  cover  debt  service  requirements.    Red  Run
experienced a  slow initial lease-up and has relied on reserve funds to pay
the base interest on its Additional Loan.   Lifestyles Apartments, Windward
Lakes Apartments and Coconut Palm Apartments all have been affected by strong competition from newly built apartment communities and affordable single-family homes in markets where the ability to raise rents is limited.
Lifestyles operating  performance began deteriorating  in early 1996.   The
borrower of  the  Lifestyles  PIMI  requested  debt  service relief.    The
Advisor and the borrower finalized a workout agreement that included a 1% per annum reduction in the interest paid monthly on the insured first mortgage for a 24-month period which ended in December 1997. The agreement also specified that the Additional Loan base interest payments will be based on surplus cash and extended the prepayment lockout date by five years. The borrower contributed $150,000 to fund operating deficits of the property and agreed to fund future operating deficits of the property up to a maximum of $50,000 per year if deemed necessary by the Advisor, which has
occurred.   In addition to the workout s  financial attributes, the Advisor also required a change in the property s on-site management. Since the new company assumed responsibility for day-to-day operations, the property s occupancy has improved and more closely reflects typical market conditions. However, the market is still absorbing new product, and many competing
properties offer  concessions as rental  incentives.   The Advisor  expects
that additional  debt  service relief  may be  necessary  until the  rental
market  is  less  volatile.   Windward  Lakes   operating performance  also
deteriorated during  1996 when the  property was the  scene of a  number of
burglary  incidents  which  affected  occupancy.   The  drop  in  occupancy
exacerbated the operating deficits the property was already experiencing, leading the borrower to seek debt service relief from the Trust. During the first quarter of 1997, the Advisor agreed to a workout that includes a reduction in the interest paid on the insured mortgage of 2% per annum fora
12 month period  and then  1%  per annum  for a  36 month  period.   The
agreement also specifies the Additional Loan base interest payments will be
based on surplus cash.   In addition, the borrower contributed  $133,000 of
new equity. Since the workout was finalized, Windward Lakes occupancy has fluctuated with increasing market competitiveness fueled by the building boom in south Florida. Occupancy at Coconut Palm Apartments, located in the same regional market as Windward Lakes, also has been adversely affected by highly competitive market conditions. Operating deficits and base interest payments have been funded with reserves established with a
portion  of the Additional Loan proceeds.   However, the reserves have been
drawn down and will be inadequate to cover 1998 requirements. The borrower is attempting to secure additional equity to bring into the deal, and the Advisor expects to negotiate loan restructure that will provide some interim debt service relief to improve the property s economic outlook until the market stabilizes. Management will continue to closely monitor the operations of all of these properties.

  Whether the operating performance at any of the properties mentioned above improves enough to provide sufficient cash flow to pay
Additional Loan interest will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficientcash flow to pay their Additional Loan base interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

During  the   first  quarter  of  1997,  the  Trust  received  a
prepayment of the Timber Ridge Apartments PIMI. The Trust received $1,540,000 to repay the additional loan, $1,246,159 representing additional interest which includes prepayment penalties and $5,630,985 to repay the outstanding first mortgage principal balance.

 During the third quarter, the Trust made a special dividend of $.92 per share to its investors. This special dividends consisted of the 1996 Canyon Ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment in a $3,400,000 face value insured multifamily mortgage.

For the first five years of the PIMs and PIMIs the borrowers areprohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty for PIMs or paying all amounts due under the PIMIs and satisfying the required preferred return.
The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity, if the loans are not prepaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.




   Assessment of Credit Risk

 The Trust's investments in mortgages are guaranteed or insured by FNMA, FHLMC, GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

   Operations

 The following discussion  relates to the operations of the Trust
 during  the years  ended December  31, 1997,  1996 and  1995.   Dollars are
 stated in thousands, except for per Share amounts.



                                                      Year Ended  December 31,

                                            1997               1996              1995
            Per                                    Per               Per
                                      Amount      Share  Amount     Share   Amount    Share
            Interest income on PIMs
             and PIMIs:
             Base Interest            $12,181    $ .81   $12,808    $ .86   $13,690   $ .91
             Additional loan interest     794      .05       -         -        -        -
             Participation income       1,385      .09       359      .02       372     .02
            Interest income on MBS      2,199      .15     2,306      .15     2,608     .17
            Interest income on cash
             and cash equivalents       1,059      .07       886      .06       531     .04
            Trust expenses             (2,313)    (.15)   (2,264)    (.15)   (2,496)   (.17)
            Amortization of prepaid
             fees, expenses and
             organization costs        (2,406)    (.16)   (1,614)    (.11)   (1,683)   (.10)

                 Net income           $12,899    $ .86   $12,481    $ .83   $13,022   $ .87

            Weighted average
              Shares outstanding         15,053,135        15,053,135         15,053,135





The Trust s net  income for 1997 increased by approximately  $418,000 when
compared  to  1996.   This  increase  resulted  from  higher participation
income, additional loan interest income and other interest income of approximately $1,026,000 , $793,000 and $173,000, respectively, net of lower base interest income on PIMs and interest income on MBS of
approximately  $627,000   and  107,000,  respectively  and   increases  in
amortization  expense   and  Trust  expenses   of  $791,000  and  $49,000,
respectively.   The increase in  participation income  and additional loan interest income are primarily related to the Timber Ridge PIMI. The Trust received $1,246,000 of participation interest upon early repayment of the
PIMI.   The Trust  also received participation interest  from the  Lincoln
Green PIM, The Seasons PIMI and the Riverview PIM of $102,000, $33,000 and
$4,000,  respectively.    Interest income  on  cash and  cash  equivalents
increased as a result of short-term investments made with the proceeds from the Canyon Ridge and Timber Ridge prepayments prior to the special distribution made in the third quarter. Base interest decreased as a result of the repayment of the Timber Ridge PIMI during the first quarter of 1997, the repayment  of the Canyon Ridge PIM during the  second quarter
of  1996  and  the  interest  rate  reduction  given  to  Windward   Lakes
Apartments.   Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. Amortization expenses increased for 1997 as compared to 1996 due primarily to the Trust fully amortizing the prepaid acquisition and servicing fees associated with  Canyon Ridge Apartments PIM  and Timber  Ridge Apartments
   PIMI.

   The Trust's net income for 1996 decreased by approximately $541,000 as compared to 1995 due primarily to decreases in interest income on PIMs and insured mortgages and interest income on MBS of approximately $882,000 and $302,000, respectively, which were partially offset by an increase in interest income on cash and cash equivalents of approximately $355,000 and a decrease in Trust expenses of approximately $232,000. The decrease in base interest income on PIMs and insured mortgages for 1996 as compared to 1995 was due primarily to the prepayment of the Canyon Ridge PIM which caused a decline in interest income of $502,000 and interest rate reductions of $211,000 for the Mountain View and Lifestyles Apartments PIMs. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. Interest income on cash and cash equivalents increased as a result of short-term investments made with the proceeds from the Canyon Ridge prepayment. Expenses decreased for 1996 as compared to 1995 due primarily to lower asset management fees, expense reimbursements to affiliates and general and administrative expenses.


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

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  as  to  the  Trustees  and   Executive  Officers  of  Krupp
   Government Income Trust is as follows:

                              Position with Krupp
              Name and Age    Government Income Trust

          Douglas Krupp (51)  Chairman of Board of Trustees and Trustee
             *           Charles N. Goldberg (56)      Trustee
             *           E. Robert Roskind (52)        Trustee
             *           J. Paul Finnegan (72)         Trustee
          Robert A. Barrows (40)                       Treasurer
          Scott D. Spelfogel (37)                      Clerk
          K. Scott Griggs (35)                         Assistant Clerk

   * Independent Trustee

          Douglas Krupp is Co-Founder and Chairman of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-
   BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust II.

          Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He currently serves as a Trustee of Krupp Government Income Trust
   II. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-BRI). He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.

          E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He currently serves as a Trustee of Krupp Government Income Trust II. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Roskind holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970.

          J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, a director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust II. He is also currently a director at Scituate Federal Savings Bank and a director of Berkshire Realty Company, Inc. (NYSE-BRI). Mr. Finnegan is a Certified Public Accountant and an attorney.

          Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

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

          K. Scott Griggs is Assistant Clerk of the Trust and the Vice President and Assistant General Counsel of The Berkshire Group. Before joining The Berkshire Group in March 1991, he served as counsel to The Fafard Companies, a construction and real estate firm in Greater Boston. He received a B.A. degree from Columbia University in 1984 and a J.D. degree from the Boston University School of Law in 1989. He is a member of the American, Boston and Massachusetts Bar associations.

          In addition, the following are deemed to be Executive Officers of the registrant:

          George Krupp (age 53) is the Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.

          Peter F. Donovan (age 44) is Chief Executive Officer of Berkshire Mortgage Finance and oversees the strategic growth plans of this mortgage banking firm which is the 12th largest in the United States based on servicing and asset management of a $4.5 billion loan portfolio.
   Previously he served as President of Berkshire Mortgage Finance and directed the production underwriting and servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

   ITEM 11.  EXECUTIVE COMPENSATION

          Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

          Compensation of Trustees

          The Trust paid each of the Independent Trustees a fee of $25,000 in 1997.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of February 5, 1998, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.

   Class of  Name of Beneficial      Amount and Nature of      Percent
    Stock        Owner               Beneficial Interest       of Class
   Shares of     Douglas Krupp
   Beneficial   470 Atlantic Avenue
   Interest     Boston, Mass. 02210   10,000 Shares**           ***

   Shares of
   Beneficial All Directors and
   Interest   Officers                10,000 Shares          ***

      ** Mr. Krupp is a beneficial owner of the 10,000 shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership. In each case where Mr. Krupp is a beneficial owner of shares he has shared voting and investment powers.

    *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1998.

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

                 (10.13) Additional Loan Agreement dated December 28, 1990 between George Krupp, Douglas Krupp and Krupp GP, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

                 (10.14)        Additional  Loan Note dated  December 28, 1990
                               between  Krupp  GP,  Inc.,  George  Krupp  and
                                Douglas Krupp (collectively,  the "Borrowers")
                                and   Krupp   Government  Income   Trust  (the
                                "Holder")   [Exhibit  10.8   to   Registrant's
                                Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-
                                31942)].*

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

                 (10.67) Subordinated Promissory Note dated June 5, 1992 between Park Highland Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.12 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.68) Agreement RE Subordinated Promissory Note dated June 5, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 19.13 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.69) Subordinated Multifamily Mortgage dated June 5, 1992 between Park Highland Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Beneficiary"). [Exhibit 19.14 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.70) Additional Loan Agreement dated June 5, 1992 between Intrawest Corporation and Park Highland Apartments, Ltd. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.15 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.71) Additional Loan Note dated June 5, 1992 between Intrawest Corporation and Park Highlands Apartment, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.16 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

                 (10.72) Deed of Trust Note dated June 5, 1992 between Park Highlands Limited Partnership and Krupp Mortgage Corporation. [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.73) Participation Agreement dated June 5, 1992 by and between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 Lincoln Green Apartments

                 (10.74) Supplement to prospectus dated August 1, 1992 for Federal National Mortgage Association pool number MX-073023. [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.75) Subordinated promissory note dated September 15, 1992 by and between Lincoln Green Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 (10.76) Subordinated Multi-family Deed of Trust dated September 16, 1992 by and between Lincoln Green Associates Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

                 The Seasons

                 (10.77) Additional Loan Agreement dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.80 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.78) Additional Loan Note dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.81 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.79) Subordinated Promissory Note dated September 16, 1993 between Maryland Associates Limited Partnership (the "Maker") and Krupp Government Income Trust II (the "Holder") {Exhibit 10.82 to Registrants report on form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.80) Pledge and Security Agreement dated September 16, 1993 by and between The Krupp Company Limited Partnership-IV (the "Debtor") and Krupp Government Income Trust II (the "Secured Party") [Exhibit 10.83 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.81) The Deed of Trust dated September 16, 1993 by and between Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.84 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.82) Participation and Servicing Agreement made as of September 16, 1993 by and between Krupp Mortgage Corporation (the "Servicer") and Krupp Government Income Trust II (the "Participant") [Exhibit 10.85 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.83) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 10.86 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 Rosemont Apartments

                 (10.84) Participation and Servicing Agreement dated July 14, 1994, by and between Rockport Mortgage Corporation (the "Servicer") and Krupp Government Income Trust (the "Participant") [Exhibit 10.87 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.85) Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation. [Exhibit 10.88 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.86) Allonge to Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation [Exhibit 10.89 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

                 (10.87) Participation Certificate with Krupp Government Income Trust as registered owner. [Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-19244)].*

      * Incorporated by reference



      (c)        Reports on Form 8-K

                 During the last quarter of the year ended December 31, 1997, the Trust did not file any reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1998.

                                           KRUPP GOVERNMENT INCOME TRUST




                            By:/s/ Douglas Krupp
                            Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 1998.

               Signatures   Title(s)


   /s/ Douglas Krupp              Chairman of Board of Trustees and a
   Douglas Krupp            Trustee of Krupp Government Income Trust


   /s/ Robert A. Barrows                   Treasurer   of   Krupp  Government
                                           Income Trust
   Robert A. Barrows


   /s/ Charles N. Goldberg                 Trustee of Krupp Government Income
                                           Trust
   Charles N. Goldberg


   /s/ E. Robert Roskind                   Trustee of Krupp Government Income
                                           Trust
   E. Robert Roskind


   /s/ J. Paul Finnegan                    Trustee of Krupp Government Income
                                           Trust
   J. Paul Finnegan

                                                APPENDIX A

                                      KRUPP GOVERNMENT INCOME TRUST










                               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                           ITEM 8 of FORM 10-K

                         ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                   For the Year Ended December 31, 1997

                          KRUPP GOVERNMENT INCOME TRUST

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1997 and 1996                            F-4

   Statements of Income for the Years Ended December 31, 1997,
    1996 and 1995                                                          F-5

   Statements of Changes in Shareholders' Equity for the Years Ended
   December 31, 1997, 1996 and 1995                                        F-6

   Statements of Cash Flows for the Years Ended December 31, 1997, 1996
   and 1995                                                                F-7

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

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Krupp Government Income Trust as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                               COOPERS & LYBRAND L.L.P.







   Boston, Massachusetts
   March 9, 1998


                                      KRUPP GOVERNMENT INCOME TRUST

                                              BALANCE SHEETS

                                        December 31, 1997 and 1996


                                                  ASSETS
                                                                                    19971996

            Participating Insured Mortgage Investments
             ("PIMIs") (Notes B, C and J):
             Insured Mortgages                                 $108,470,247     $114,625,179
             Additional loans                                    19,209,108       20,749,108
            Participating Insured Mortgages ("PIMs")
             (Notes B, D and J)                                  48,112,523       48,479,897
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, E and J)                 27,085,341       26,754,326

                     Total mortgage investments                 202,877,219      210,608,510

            Cash and cash equivalents (Notes B and J)             9,749,804       19,053,931
            Interest receivable and other assets                  1,294,240        1,707,799
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $6,658,224
               and $6,090,173 respectively (Note B)               5,608,226        7,383,186
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,839,070
               and $1,610,677 respectively (Note B)               2,249,643        2,880,328

                     Total assets                              $221,779,132     $241,633,754

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note B)       $  7,871,606     $  7,325,414
            Other liabilities                                        25,414           27,733

                     Total liabilities                            7,897,020        7,353,147

            Commitments (Note H)

            Shareholders' equity (Notes A, F, H and I):
                 Common stock, no par value; 17,510,000
                 Shares authorized; 15,053,135 Shares
                 issued and outstanding                         212,496,510      233,015,255
                 Unrealized gain on MBS (Note B)                  1,385,602        1,265,352

                     Total Shareholders  equity                 213,882,112      234,280,607

                     Total liabilities and Shareholders'
                       equity                                  $221,779,132     $241,633,754



                                 The accompanying notes are an integral
                                    part of the financial statements.






                                      KRUPP GOVERNMENT INCOME TRUST

                                          STATEMENTS OF INCOME

                          For the Years Ended December 31, 1997, 1996 and 1995


                                                       1997          1996           1995

            Revenues:
              Interest income - PIMs and PIMIs:
                Base interest                     $ 12,180,539   $12,807,392    $13,689,837
                Additional Loan interest               793,577          -              -
                Participation income                 1,385,480       359,161        372,228
              Interest income - MBS                  2,199,234     2,305,613      2,607,682
              Interest income cash and cash
                 equivalents                         1,058,966       885,874        530,669

                Total revenues                      17,617,796    16,358,040     17,200,416

            Expenses:
              Asset management fee
               to an affiliate (Note G)              1,531,026     1,604,853      1,692,943
              Expense reimbursements
               to affiliates (Note G)                  395,934       343,214        440,891
              Amortization of prepaid fees,
               expenses and organization costs       2,405,645     1,613,665      1,682,629
              General and administrative               385,956       315,613        362,321

                    Total expenses                   4,718,561     3,877,345      4,178,784

            Net income                             $12,899,235   $12,480,695    $13,021,632

            Earnings per share                     $       .86   $       .83    $       .87

            Weighted average shares outstanding     15,053,135    15,053,135     15,053,135


                               The accompanying notes are an integral
                                 part of the financial statements.





                                        KRUPP GOVERNMENT INCOME TRUST

                                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             For the Years Ended December 31, 1997, 1996 and 1995


                                                                                      Total
                                             Common      Retained    Unrealized    Shareholders'
                                              Stock      Earnings    Gain on MBS      Equity

           Balance at December 31, 1994  $246,651,119  $     -       $    -        $246,651,119

           Dividends                       (6,547,464) (13,021,632)       -         (19,569,096)

           Net income                          -        13,021,632        -          13,021,632

           Unrealized gain on MBS              -            -          1,574,821      1,574,821

           Balance at December 31, 1995   240,103,655       -          1,574,821    241,678,476

           Dividends                       (7,088,400) (12,480,695)       -         (19,569,095)

           Net income                          -        12,480,695        -          12,480,695

           Change in unrealized gain
               on MBS                          -            -           (309,469)      (309,469)

           Balance at December 31, 1996   233,015,255       -          1,265,352    234,280,607

           Dividends (Notes F and I)      (20,518,745) (12,899,235)       -         (33,417,980)

           Net income (Note I)                 -        12,899,235        -          12,899,235

           Change in unrealized gain
               on MBS                          -            -            120,250        120,250

           Balance at December 31, 1997  $212,496,510  $    -        $ 1,385,602   $213,882,112


Shared issued  and outstanding for each of  the three years ended December 31, 1997 are
15,053,135


                                   The accompanying notes are an integral
                                     part of the financial statements.



                                       KRUPP GOVERNMENT INCOME TRUST

                                          STATEMENTS OF CASH FLOWS

                            For the Years Ended December 31, 1997, 1996 and 1995


                                                         1997             1996         1995
           Operating activities:
            Net income                               $ 12,899,235    $12,480,695   $13,021,632
            Adjustments to reconcile net income
             to net cash provided by operating
             activities:
            Amortization of premium and discounts           2,816         (1,110)        8,663
            Amortization of prepaid fees, expenses
             and organization costs                     2,405,645      1,613,665     1,682,629
            Changes in assets and liabilities:
             Decrease in interest  receivable
              and other assets                            413,559        154,536       246,218
             Increase (decrease) in other
              liabilities                                  (2,319)         7,156       (17,148)

                 Net cash provided by operating
                  activities                           15,718,936     14,254,942    14,941,994

           Investing activities:
            Principal collections on PIMs and PIMIs       891,321        855,308       844,835
            Principal collections on MBS                3,152,419      4,331,574     3,554,556
            Increase in deferred income on
              Additional Loans                            546,192      1,404,457     1,276,777
            PIM prepayment                              5,630,985      8,862,450        -
            Collection of Additional Loan               1,540,000         -             -
            Acquisition of MBS                         (3,366,000)        -         (3,203,221)

                 Net cash provided by investing
                  activities                            8,394,917     15,453,789     2,472,947

           Financing activity:
            Dividends                                 (33,417,980)   (19,569,095)  (19,569,096)

           Net increase (decrease) in cash and
            cash equivalents                           (9,304,127)    10,139,636    (2,154,155)

           Cash and cash equivalents, beginning
            of year                                    19,053,931      8,914,295    11,068,450

           Cash and cash equivalents, end of year    $  9,749,804    $19,053,931   $ 8,914,295



                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

   A.           Organization

                Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (the "Shares"). Berkshire Mortgage Advisors Limited Partnership ("BMALP")(the Advisor ), acquired 10,000 of such Shares for $200,000 and 14,999,999 Shares were sold for $299,480,263 net of purchase volume discounts of $519,717 under a public offering which commenced on April 19, 1990 and ended on July 15, 1991. Under the Dividend Reinvestment Plan ("DRP"), 43,136 Shares were sold for $819,356 during its public offering. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

   B.           Significant Accounting Policies

                The Trust uses the following accounting policies for financial reporting purposes:

                    MBS

                    The Trust, in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ( FAS 115"), classifies its MBS portfolio as available-for-sale. As such the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

                    PIMs and PIMIs

                    The Trust accounts for its MBS portion of a PIM or PIMI investments in accordance with FAS 115 under the classification of held to maturity. The Trust carries those MBS at amortized cost.

                    The Federal Housing Administration Participating Insured Mortgages and all Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is a impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

                    Base interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage
                    Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. The Trust recognizes interest related to the participation features as earned and when it deems these amounts are collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments with funds other than from escrows, the Trust may recognize income as earned and may commence amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan.

                                    Continued


                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   B.           Significant Accounting Policies, Continued

                   PIMs and PIMIs, Continued

The Trust also fully reserves the portion of any Additional
Loan base interest payment satisfied through the issuance of an operating loan and any associated interest due onsuch operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

 Cash Equivalents
The   Trust  includes   all  short-term   investments  with
maturities  of three  months  or  less  from  the  date  of
acquisition  in  cash  and  cash  equivalents.    The Trustinvests its  cash
primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

 Prepaid Fees and Expenses

Prepaid  fees and  expenses represent  prepaid  acquisition
fees and expenses and prepaid participation servicing feespaid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call payoff of the underlying mortgage. The Trust amortizes prepaid participation servicing fees using  a method  that  approximates the  effective interest
method  over   a  ten  year   period  beginning  at   final
endorsement of the loan if a HUD-insured mortgage loan and at closing if a FNMA MBS.

Income Taxes

The  Trust has  elected  to be  taxed as  a REIT  under the
Internal Revenue  Code of 1986, as amended, and believes it
will    continue   to   meet   all   such   qualifications.
Accordingly, the Trust will not be subject to federal
income  taxes  on  amounts   distributed  to   shareholders
provided it distributes annually at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.

Estimates and Assumptions

The preparation of financial statements in accordance  with
generally    accepted   accounting    principles   requires
management to  make estimates  and assumptions that  affect
the reported amount of  assets and liabilities,  contingent
assets and liabilities and revenues and expenses during the
period.    Significant estimates  include the  net carrying
value of  Additional Loans and  the unrealized  gain on MBS
investments.    Actual  results  could  differ  from  those
estimates.

   C.           PIMIs

         The Trust has investments in eight PIMIs that in most cases financed the construction and in all cases provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program and insured by HUD

                                    Continued
                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued

   C.           PIMIs, Continued

              (collectively the "insured mortgages"). The FHA first mortgage or the first mortgage underlying the GNMA security provides the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made an Additional Loan to the owners of the borrower to provide additional funds for the construction and permanent financing of the property. The owners generally collateralize the Additional Loan through a pledge and security agreement that pledges their ownership interests in the borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests.Amounts payable under the Additional Loan are neither guaranteed nor insured.

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

              The subordinated promissory note and mortgage entitles the Trust to receive (i) Participating Income Interest generally equal to 50% of (a) all distributable Surplus Cash (as defined in the regulatory agreement of the HUD-insured first mortgage) generated by the property (b) any unrestricted cash generated from property operations and
              (c)   to  the  extent  available  unexpended  reserves  and
              escrows, and (ii) Participating Appreciation Interest generally equal to 50% of the net proceeds or value of the property upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the insured mortgage and Additional Loan less the Outstanding Indebtedness, as defined. Amounts received by the Trust pursuant to the subordinated promissory note as Participating Income Interest reduce amounts payable as Preferred Interest and may reduce amounts payable as Base Interest under the Additional Loan.

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




                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued

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

         The Additional Loan generally may not be prepaid before the fifth anniversary of the Agreement or the construction completion date and thereafter may be prepaid in full without penalty provided Preferred Interest and any amounts due under the insured mortgage and  subordinated promissory note are paid in full.
         On February 6, 1997, the Trust, with the approval of the independent Trustees, agreed to a workout with the borrower of the  Windward Lakes Apartments PIMI, an affiliate of the
         Advisor  of  the  Trust.   The  terms  are  as  follows: a)
         interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the insured mortgage: b) the borrower, McNab KC-3 L.P. ( McNab ), contributed $133,036 of new equity into the property; c) the borrower will cap the annual management fee paid to an affiliate at 3% ofrevenues; d) the Trust s participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Base Interest on the Additional Loan is payable from the Trust s share of Surplus Cash and unpaid amounts accrue at 7.5% per annum; and f) the Trust s participation in a sale or refinancing, after repayment

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


   C.           PIMIs, Continued
                   of the first mortgage and additional loans, interest rate relief, accrued Base Interest and McNab s new equity, shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.
                   During the first quarter the Trust received proceeds from the prepayment of The Timber Ridge Apartments PIMI as follows: $1,540,000 to payoff the Additional Loan; $1,246,159 representing additional interest which includes prepayment penalties; $5,630,985 to payoff the outstanding first mortgage principal balance. During the third quarter, the Trust made a special dividend of $.92 per share to it s investors. This special dividends consisted of the 1996 Canyon Ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment in a $3,400,000 face value insured multifamily mortgage.

                   During August 1996, the Trust entered into a modification agreement (the Agreement ) with the borrower of the Lifestyles Apartments PIMI that reduces the interest paid monthly on the insured mortgage by 1% per annum for a period of 24 months. The Agreement also extended the prepayment lock out period by five years and postponed the date when the Trust can accelerate the maturity date five years. The Agreement modified the terms of the Additional Loan as follows: base interest will only be payable from 50% of available surplus cash during each fiscal year up to a maximum payment of $100,000; the Preferred Interest rate will be 10%; and the Preferred Rate will only be calculated on the outstanding balance of the Additional Loan. The
                  Agreement  also  amended  the   participation  features  to
                  increase the Participating Income Interest percentage  from
                   50% to 75% of surplus cash on available surplus cash in excess of $200,000. In addition, the borrower agreed to contribute $150,000 to an escrow account controlled by the Trust to fund operating deficits of the property and agreed to fund up to a maximum of $50,000 per year for operating deficits at the property if deemed necessary by GIT. Upon the sale, refinancing, maturity or permitted prepayment, and following payment of the insured mortgage and the Additional Loan principal, the Trust will be entitled to receive the interest currently foregone on the insured mortgage. However, the Trust and the borrower will share equally in the proceeds until the borrower receives repayment of the $150,000 contributed to the escrow. If there are still sufficient proceeds, the Trust will then be entitled to payment for any Preferred Interest and will then receive 50% of the remaining proceeds. Any amounts under the participation features or the Preferred Return accumulated prior to the modification have been foregone by the Trust.

                   At December 31, 1997 and 1996 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.







                                               Continued

                                     KRUPP GOVERNMENT INCOME TRUST

                               NOTES TO FINANCIAL STATEMENTS, Continued


    C.  PIMIs, Continued
  The Trust's investments in PIMIs consist of the following at December 31, 1997 and 1996:


                             Original
                               Loan       Interest    Maturity         Balance Outstanding
                              Amount        Rate        Date             at December 31,
        PIM
                                                                       1997           1996
      Lifestyles (GNMA)      $10,292,394   7.25%(a)    5/1/32       $10,074,176$     10,121,765

      Windward (GNMA)         14,000,778    6.50%(b)   6/1/32        13,732,172      13,791,753

      Audubon Villas(GNMA)    15,250,000 7.75%         9/15/33       14,985,694      15,056,168

      Coconut Palm (GNMA)     16,155,100 8.25%         5/1/33        15,899,315      15,966,932

      Mountain View (FHA)      9,547,700  8.125%
                                         (c)           1/1/34         9,407,192       9,447,473


      Red Run (FHA)           19,019,600  7.875%       5/1/34        18,742,124      18,832,455

      Park Highland (FHA)     17,068,500  7.625%       1/1/34        16,788,083      16,869,418

      Timber Ridge (FHA)       5,775,000  8.125%       10/1/29             -          5,634,320

      The Seasons (FHA)(d)     9,075,351  7.875%       10/1/28        8,841,491       8,904,895


                             $116,184,423                         $108,470,247      $114,625,179
                                                                         (f)


                                                         Base     Preferred
                              Outstanding Balance       Interest    Interest
          Additional Loan       1997         1996         Rate        Rate

           Lifestyles (a)     $ 1,817,665  $1,817,665       7.5%       11%

           Windward (b)         2,471,294   2,471,294       7.5%       11%

           Audubon Villas       2,691,000   2,691,000       7.0%       10%

           Coconut Palm         2,850,900   2,850,900       7.5%       11%

           Mountain View (c)    1,553,600   1,553,600       7.0%       10%

           Red Run              2,900,000   2,900,000       7.0%       10%

           Park Highland        3,000,000   3,000,000       7.5%       9.5%

           Timber Ridge             -       1,540,000       9.0%       11%

           The Seasons (d)      1,924,649   1,924,649       9.0%       10%
                                                                 (e)
                              $19,209,108 $20,749,108

   Continued
                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued

   C.   PIMIs, Continued

   (a)The Trust entered into an Agreement which reduced the interest rate on the insured mortgage by 1% per annum effective August 1, 1996 for a period of twenty-four months, extended the lockout date by five years and modified the terms of the Lifestlyes Additional Loan as mentioned above.

                (b) The Trust entered into an agreement which reduced the interest rate on the insured mortgage by 2.0% per annum for 1997 and by 1.0% for 1998 through 2000.

                (c) The Trust entered into an agreement which reduced the interest rate on the insured mortgage .5% per annum effective July 1, 1995 for a period of eighteen months. The borrower was also allowed to forego making four semiannual interest payments beginning March 1, 1995. These unpaid amounts will be payable from the net proceeds of a sale or refinancing of the property.



                (d) The total PIM and Additional Loan on this property were $32,300,000 and $6,850,000, respectively, of which 72% is held by Krupp Government Income Trust II. The Seasons is affiliated with the Advisor of the Trust.

                (e) The base interest rate was 6% per annum for the first three years and beginning in September 1996 increased to 9% per annum.

                (f) The aggregate cost for federal income tax purposes is $108,470,247.

                A reconciliation of activity for each of the three years in the period ended December 31, 1997 is as follows:


                                                   1997           1996           1995

              Balance at beginning of period  $114,625,179    $115,131,611   $115,612,833

                PIM prepayment                  (5,630,985)        -                -

                Principal collections             (523,947)       (506,432)      (481,222)


              Balance at end of period        $108,470,247    $114,625,179   $115,131,611



         Property descriptions:

             Lifestyles Apartments ("Lifestyles")  is a 236-unit garden style apartment complex located in Palm Harbor, Florida.
          Windward Lakes Apartments ("Windward") is a 276-unit garden style apartment complex located in Pompano Beach, Florida.
          Audubon Villas is a 308-unit apartment complex located in Clearwater, Florida.
          Coconut Palm Club ("Coconut Palm") is a 301-unit apartment complex located in Coconut Creek, Florida.
        Mountain  View  Apartments  ("Mountain  View")  is   a  256-unit
          apartment complex located in Madison, Alabama.
        Red Run Apartments ("Red Run") is a 304-unit apartment complex located in Owings Mills, Maryland.
      Park   Highland  Apartments  ("Park  Highland")  is  a  250-unit
       apartment complex  located in Bellevue, Washington.


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

   D.   PIMs

                The Trust has investments in five PIMs at December 31, 1997. The Trust's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

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

                Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, and (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally can not exceed 50% of any increase in value of the property. However, generally the net proceeds from a sale or refinancing will be available to satisfy any accrued but unpaid shared income or minimum additional interest.

                Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

            Under the Agreement, the Trust, upon giving twelve months written notice, can accelerate the maturity date of the Agreement to a date not earlier

   D.   PIMs, continued

           than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

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

           At December 31, 1997 and 1996 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.

           The Trust's PIMs consisted of the following at December 31, 1997 and 1996:


                                 Original
                                   Loan       Interest   Maturity
            PIM                  Amount         Rate       Date         Balance at December 31,
                                                                            1997          1996
            River View (GNMA)     $ 9,284,877   8.00%      1/15/33    $ 9,116,775   $ 9,159,679

            Mill Pond (FHA)         7,812,100   8.15%       1/1/33      7,661,308     7,697,101

            Waterford (FHA)         6,935,900   8.125%      8/1/32      6,787,988     6,841,912

            Rivergreens (FHA)      10,003,000   8.005%      4/1/33      9,815,836     9,862,103

            Lincoln Green (FNMA)   15,565,000   6.75%      10/1/02     14,730,616    14,919,102
                                                              (a)

              Total               $49,600,877                         $48,112,523   $48,479,897
                                                                           (b)

   (a)   Normal  monthly  benefit is  based on  a  30-year amortization.   All
         unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.
   (b)   The aggregate cost for federal income tax purposes is $48,112,523.


   A reconciliation of activity for each of the three years in the period ended December 31, 1997 is as follows:



                                                    1997           1996          1995

              Balance at beginning of period    $48,479,897    $57,691,223   $58,054,836

               PIM prepayment                        -          (8,862,450)        -

               Principal collections               (367,374)      (348,876)     (363,613)

              Balance at end of period          $48,112,523    $48,479,897   $57,691,223


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

   E. MBS

         At December 31, 1997, the Trust's MBS portfolio had an amortized cost of $25,699,739 and gross unrealized gains of $1,385,602. At December 31, 1996, the Trust s MBS portfolio had an amortized cost of $25,488,974 and gross unrealized gains of $1,265,352. The Trust's MBS have maturities ranging from 2008 to 2029.

         During the first quarter of 1997, the Trust acquired a $3,400,000 face value insured multi-family mortgage for $3,366,000 having a coupon rate of 7.5% per annum and a maturity of April 2032.

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

         During the three years ended December 31, 1997, the Trust received interest collections on Additional Loans with affiliates of the Advisor of the Trust of $400,838, $234,593 and $300,825 respectively. In addition, the Trust received $32,622 in 1997 related to Participating Interest Income.

                          KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued


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





            I.  Federal Income Taxes

                Net income per statement of income                      $ 12,899,235

                Add:    Additional Loan interest deferred
                         for book purposes                                   605,259

                        Book to tax difference for amortization
                         of prepaid fees and expenses                        867,928

                        Net income for federal income tax purposes      $ 14,372,422



         The Trust paid dividends of $2.22 per share during 1997 which represents approximately $.95 from ordinary income and $1.27 represents a non-taxable distribution for federal income tax purposes.

         The basis of the Trust s assets for financial reporting purposes is less than its tax basis by approximately $4,622,000 and $3,815,000 at December 31, 1997 and 1996, respectively. The basis of the Trust s liabilities for financial reporting purposes exceeded its tax basis by approximately $7,872,000 and $7,325,000 at December 31, 1997 and 1996, respectively.

   J. Fair Value Disclosures of Financial Instruments

         The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

             Cash and Cash Equivalents

             The carrying amount approximates fair value because of the short maturity of those instruments.

             MBS

             The Trust estimates the fair value of MBS based on quoted market prices.

             PIMs and PIMIs

             There is no active trading market for these investments, so management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the insured mortgages and Additional Loans based on the estimated fair value of the
             underlying  properties.    Management   does  not  include   any
             participation income in the Trust s estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined

   J. Fair Value Disclosures of Financial Instruments, continued

             using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized losses and gains of approximately $6,511,000 and $381,000, respectively, at December 31, 1997 and gross unrealized losses and gains of approximately $5,668,000 and $889,000, respectively, at December 31, 1996.

             At December 31, 1997 and 1996, the Trust estimated the fair value of its financial instruments as follows:

                                                     ( amounts in thousands)
                                                         1997       1996

                    Cash and cash equivalents         $  9,750    $ 19,054

                    MBS                                 27,085      26,754

                    PIMs and PIMIs:
                       PIMs                             48,382      48,783
                       Insured mortgages               109,902     116,869
                       Additional Loans                 11,378      13,424

                                                      $206,497    $224,884



            KRUPP GOVERNMENT INCOME TRUST
                                             SUPPLEMENTARY DATA
                                     SELECTED QUARTERLY FINANCIAL DATA
                                                (Unaudited)




                                                   For the Quarter Ended
                                 March 31,      June 30,    September 30,  December 31,
                                   1997           1997          1997           1997

         Total revenues         $6,057,058     $3,850,203    $3,951,415    $3,759,120

         Net income             $5,041,789     $2,876,464    $2,173,105    $2,807,877

         Earnings per Share     $      .33     $      .20    $      .14    $      .19





                                                           For the Quarter Ended

                                        March 31, June 30,     September 30, December 31,
                                          1996      1996           1996        1996

         Total revenues         $4,120,423  $4,233,475  $3,961,045     $4,043,097

         Net income             $3,077,602  $3,264,669  $3,000,682     $3,137,742

         Earnings per Share     $      .20  $      .22  $      .20  $         .21
