Form 10-Q
period 1998-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 1998-04-30
CIK 857264

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549


                                                FORM 10-Q

            (Mark One)

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                        For the quarterly period ended    March 31, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

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



                                        KRUPP GOVERNMENT INCOME TRUST

                                            BALANCE SHEETS

                                                ASSETS
                                                        March 31,          December 31,
                                                          1998                 1997
            Participating Insured Mortgage Investments
             ("PIMIs") (Note 2):
             Insured Mortgages                                $108,335,018    $108,470,247
             Additional Loans                                   19,209,108      19,209,108
            Participating Insured Mortgages ("PIMs")(Notes 2)   48,021,559      48,112,523
            Mortgage-Backed Securities ("MBS") (Note 3)         26,027,969      27,085,341

                  Total mortgage investments                   201,593,654     202,877,219

            Cash and cash equivalents                            9,653,957       9,749,804
            Interest receivable and other assets                 1,201,142       1,294,240
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $6,935,600
             and $6,658,224, respectively                        5,330,850       5,608,226
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,941,288 and
             $1,839,070, respectively                            2,147,425       2,249,643

                  Total assets                                $219,927,028    $221,779,132

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

            Deferred income on Additional Loans (Note 5)      $  8,091,136    $  7,871,606
            Other liabilities                                       26,180          25,414

                  Total liabilities                              8,117,316       7,897,020

            Shareholders' equity (Note 4):
             Common stock, no par value; 17,510,000
               Shares authorized; 15,053,135 Shares
               issued and outstanding                          210,513,803     212,496,510
             Unrealized gain on MBS                              1,295,909       1,385,602

                  Total Shareholders= equity                   211,809,712     213,882,112

                  Total liabilities and Shareholders'equity   $219,927,028    $221,779,132


                                  The accompanying notes are an integral
                                     part of the financial statements.



                                    KRUPP GOVERNMENT INCOME TRUST

                                         STATEMENTS OF INCOME


                                                              For the Three Months
                                                                  Ended March 31,
                                                                 1998       1997
            Revenue:
              Interest income - PIMs and PIMIs:
                Base interest                                  $3,055,916    $3,278,921
                Additional loan interest                          108,267       633,120
                 Participation income                              26,750     1,348,392
              Interest income - MBS                               519,644       526,231
              Other interest income                               128,420       270,394

                  Total revenue                                 3,838,997     6,057,058

            Expenses:
              Asset management fee to an affiliate                371,588       382,986
              Expense reimbursements to affiliates                 95,646       108,996
              Amortization of prepaid fees and expenses           379,594       395,213
              General and administrative                           82,602       128,074
                  Total expenses                                  929,430     1,015,269

            Net income                                         $2,909,567    $5,041,789

            Earnings per Share                                 $      .19    $      .33

            Weighted average Shares outstanding                15,053,135    15,053,135


                                The accompanying notes are an integral
                                  part of the financial statements.






                                    KRUPP GOVERNMENT INCOME TRUST

                                       STATEMENTS OF CASH FLOWS


                                                                     For the Three Months
                                                                       Ended March 31,

                                                                      1998      1997
            Operating activities:
              Net income                                          $ 2,909,567  $ 5,041,789
             Adjustments to reconcile net income to
              net cash provided by operating activities:
                Amortization of net premium                                36          945

                Amortization of prepaid fees and expenses             379,594      395,213
                Changes in assets and liabilities:
                 Decrease in interest receivable and other assets      93,098       34,178
                 Increase (decrease) in other liabilities                 766      (21,479)

                    Net cash provided by operating activities       3,383,061    5,450,646

            Investing activities:
               Principal collections on MBS                           967,643      698,831
               Principal collections on PIMs and insured
                 mortgages                                            226,193    5,842,988
               Collection of Additional loan                             -       1,540,000
               Acquisition of MBS                                        -      (3,366,000)
                Increase (decrease) in deferred income
                 on Additional Loans                                  219,530     (501,260)

                    Net cash provided by investing activities       1,413,366    4,214,559

            Financing activity:
              Dividends                                            (4,892,274)  (4,892,274)

            Net (decrease) increase in cash and cash equivalents      (95,847)   4,772,931

            Cash and cash equivalents, beginning of period          9,749,804   19,053,931

            Cash and cash equivalents, end of period              $ 9,653,957  $23,826,862



                                    The accompanying notes are an integral
                                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.  Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.  PIMs and PIMIs

At March 31, 1998, the Trust=s PIMs and PIMIs have a fair value of approximately $169,173,339 and gross unrealized gains and losses of approximately $380,609 and $6,772,955, respectively. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At March 31, 1998 there are no insured mortgage loans within the Trust s portfolio that are delinquent of principal or interest.

3.  MBS

At March  31, 1998,  the Trust=s  MBS portfolio has  an amortized  cost of
approximately $24,732,060  and unrealized  gains of $1,295,909.   The  MBS
portfolio has maturities ranging from 2008 to 2029.

4.  Changes in Shareholders' Equity

  A summary of changes in shareholders' equity for three months ended March 31, 1998 is as follows:
                               Total
                               Common     Retained    Unrealized Shareholders'
                               Stock      Earnings       Gain         Equity

Balance at December 31, 1997 $212,496,510 $    -    $ 1,385,602  $213,882,112

Net income                         -       2,909,567      -         2,909,567

Dividends                      (1,982,707)(2,909,567)     -        (4,892,274)

Decrease in unrealized
gain on MBS                        -           -        (89,693)      (89,693)

Balance at March 31, 1998    $210,513,803 $    -     $1,295,909  $211,809,712

                           KRUPP GOVERNMENT INCOME TRUST

                           NOTES TO FINANCIAL STATEMENTS, continued


5.   Related Party Transactions

During the three months ended March 31, 1998 and 1997, the Trust received $86,609 and $77,484, respectively, of interest income on Additional Loans from an affiliate of the Advisor. In addition, the Trust received $26,749 and $0, respectively, related to participation interest income for the three months ended March 31, 1998 and 1997.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The most significant demand on the Trust's liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses,and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties. Seven of the Trust's eight PIMIs funded the construction of multi-family housing, which require time to achieve
stabilized operations following completion of construction.   With  this  in
mind,the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base
interest payments during the construction and lease-up periods.    As these
reserves become depleted, full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow. For 1998, Mountain View and Red Run have sufficient escrows to make the required Additional Loan base interest payments if operations can not support such payments. In addition,the Trust received the scheduled semi-annual interest payments on the Additional Loans related to Park Highlands and The Season. The workouts related to Lifestlyes and Windward Lakes will only be paid if there is any surplus cash generated from each of the propertys operations. Management is closely monitoring the operating performances of the remaining properties.

Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs.

Park Highlands is being marketed for a sale. The borrower on the PIMI has informed the Advisor that he expects a sale transaction may be completed during the second quarter 1998, and the first mortgage loan and the Additional

Loan will be paid off. Should a sale transaction occur, the Trust will receive its preferred return as well as its share of any increase in the property s value, as it is determined by the purchase price.

Coconut Palm  Club  continues to  generate  operating  deficits.   The  local
market remains highly competitive, and Coconut Palm Club must compete against affordable single-family homes as well as other apartment communities, either newly built or recently renovated. Coconut Palm Club is unable to generate sufficient operating income to correct deferred maintenance items that adversely affect the market s perception of the property or to launch an
aggressive marketing campaign to draw more traffic to the property.   The
borrower on the Coconut Palm Club PIMI is still searching for additional equity to bring into the deal, and the Advisor expects to negotiate a loan restructure to provide some interim debt service relief until the market stabilizes.

For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying.For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim the Trust would not receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

The Trust's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ),the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

FNMA is a  federally-chartered   private   corporation   that  guarantees
obligations originated under its programs. FHLMC is a federally-chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S.Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents an interest in pooled mortgages insured by HUD.Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the properties and obtain adequate insurance coverage; adverse changes in general economic conditions,adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws;and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $8 million of commercial paper,which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Trust during the three months ended March 31, 1998 and 1997

Net income for the first quarter of 1998 decreased by approximately $2,132,000 as compared to the first quarter of 1997 primarily due to the Timber Ridge PIMI prepayment during the first quarter of 1997. The decreases in participation income, additional loan interest and base interest of $1,322,000, $525,000 and $223,000, respectively, due to the borrower of the Timber Ridge PIMI prepaying the first mortgage and Additional Loan during the first quarter of 1997. Other interest income also decreased due to the Trust having lower short-term investment balances during the first quarter of 1998 when compared to the corresponding period in 1997 as a result of the special dividend of $13.8 million.This special dividend occurred during the 3rd quarter of 1997 and was funded from the prepayment proceeds from the Timber Ridge PIMI and Canyon Ridge PIM.These decreases were slightly offset by lower total expenses of $86,000. The Trust generally funds a portion of its dividends with principal collections which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future.

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



            DATE:   April 23, 1998