Form 10-Q
period 1998-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 1998-08-12
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


  x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    June 30, 1998

                                       OR



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to



               Commission file number          0-19244


                          Krupp Government Income Trust

         Massachusetts                                          04-3089272
State or other jurisdiction of                             (IRS employer
incorporation or organization)                             identification no.)

470 Atlantic Avenue, Boston, Massachusetts                              02210
(Address of principal executive offices)                             (Zip Code)


                                   (617) 423-2233
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                                             -5-

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


                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS


                                     ASSETS
                                                                            June 30,            December 31,
                                                                             1998                   1997
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
 Insured Mortgages                                                     $  91,452,008           $ 108,470,247
 Additional loans                                                         13,358,208              19,209,108
Participating Insured Mortgages ("PIMs")
 (Notes 2)                                                                47,928,772              48,112,523
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                                                24,869,720              27,085,341
                                                                       -------------           -------------
           Total mortgage investments                                    177,608,708             202,877,219

Cash and cash equivalents                                                 37,138,095               9,749,804
Interest receivable and other assets                                       1,176,870               1,294,240
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $7,842,467
 and $6,658,224, respectively                                              4,423,983               5,608,226
Prepaid participation servicing fees, net of
 accumulated amortization of $2,293,547 and
 $1,839,070, respectively                                                  1,795,166               2,249,643
                                                                       -------------           -------------

           Total assets                                                $ 222,142,822           $ 221,779,132
                                                                       =============           =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans
   (Notes 2 and 5)                                                     $   5,578,309           $   7,871,606
Other liabilities                                                             16,961                  25,414
                                                                       -------------           -------------

           Total liabilities                                               5,595,270               7,897,020

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares
   issued and outstanding                                                212,496,510             212,496,510
   Retained earnings                                                       2,729,725                    -
  Unrealized gain on MBS                                                   1,321,317               1,385,602
                                                                       -------------          --------------

           Total Shareholders= equity                                    216,547,552             213,882,112
                                                                       -------------          --------------

           Total liabilities and Shareholders'
             equity                                                    $ 222,142,822          $  221,779,132
                                                                       =============          ==============



                     The accompanying notes are an integral
                        part of the financial statements.





                          KRUPP GOVERNMENT INCOME TRUST

                              STATEMENTS OF INCOME


                                           For the Three Months                  For the Six Months
                                              Ended June 30,                    Ended June 30,

                                            1998              1997                1998        1997
                                         ----------        ----------          ----------  -------

Revenues:
   Interest income - PIMs
    and PIMIs:
    Base interest                       $ 2,955,766        $2,940,268         $ 6,011,682      $6,219,189
    Additional Loan
     Interest                             2,754,049            15,625           2,862,316         648,745
     Participation income                 4,871,325              -              4,898,075       1,348,392
   Interest income - MBS                    498,604           574,190           1,018,248       1,100,421
   Other interest income                    257,217           320,120             385,637         590,514
                                        -----------        ----------          ----------      ----------

         Total revenues                  11,336,961         3,850,203          15,175,958       9,907,261
                                        -----------        ----------          ----------      ----------

Expenses:
   Asset management fee
    to an affiliate                         359,209           381,699             730,797         764,685
   Expense reimbursements
    to affiliates                           (27,525)           95,646              68,121         204,642
   Amortization of prepaid
    expenses and fees                     1,259,126           395,212           1,638,720         790,425
   General and
    administrative                          141,447           101,182             224,049         229,256
                                        -----------        ----------         -----------      ----------

         Total expenses                   1,732,257           973,739           2,661,687       1,989,008
                                        -----------        ----------         -----------      ----------

Net income                              $ 9,604,704        $2,876,464         $12,514,271      $7,918,253
                                        ===========        ==========         ===========      ==========

Earning per Share                       $       .64        $      .20        $       .83       $      .53
                                        ===========        ==========        ===========       ==========

Weighted average Shares
 outstanding                                 15,053,135                              15,053,135
                                            ===========                             ===========




                         The accompanying   notes  are  an  integral
                            part of the financial statements.


                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS


                                                                                  For the Six Months
                                                                                    Ended June 30,

                                                                                   1998                 1997
                                                                               ------------         --------
Operating activities:
   Net income                                                                   $12,514,271      $ 7,918,253
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of net premium                                                      -                 980
      Amortization of prepaid fees and expenses                                   1,638,720          790,425
      Changes in assets and liabilities:
         Decrease in interest receivable and other
          assets                                                                    117,370          149,657
         Decrease in other liabilities                                               (8,453)         (14,841)
                                                                                  ----------        --------

               Net cash provided by operating activities                         14,261,908        8,844,474
                                                                                 ----------        ---------

Investing activities:
   PIM prepayment                                                                16,752,295        5,630,985
   Principal collections on PIMs                                                    449,695          431,352
   Collection of Additional Loan                                                  5,850,900        1,540,000
   Principal collections on MBS                                                   2,151,336        1,514,874
   Acquisition of insured mortgage                                                     -          (3,366,000)
   Decrease in deferred income on
      Additional Loans                                                           (2,293,297)         (79,090)
                                                                                 ----------        ----------

               Net cash provided by investing activities                         22,910,929         5,672,121
                                                                                 ----------        ----------

Financing activity:
   Dividends                                                                     (9,784,546)       (9,784,548)
                                                                                 ----------        ----------

Net increase in cash and cash equivalents                                        27,388,291         4,732,047

Cash and cash equivalents, beginning of period                                    9,749,804        19,053,931
                                                                                -----------        ----------

Cash and cash equivalents, end of period                                        $37,138,095       $23,785,978
                                                                                ===========       ===========




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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997.

      The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At June 30, 1998, the Trust=s PIMs and PIMIs have a fair value of approximately $148,413,777 and gross unrealized gains and losses of approximately $1,040,041 and $5,365,252 respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034. At June 30, 1998, there was one insured mortgage loan held in the Trust's portfolio that was delinquent in its principal and interest payments. The borrower on the Lifestyles at Boot Ranch PIMI defaulted on its May 1, 1998 debt service payment. However, the Trust continues to receive its monthly principal and interest pass-thru payments because those payments are insured by GNMA. All other borrowers were current in their debt service obligations on the insured mortgages held in the Trust's portfolio.

      During June of 1998, the Trust received a prepayment of the Park Highlands PIMI and Additional Loan with a remaining principal balance of $16,752,295 and $3,000,000 respectively. In addition, the Trust received Participation income as follows: (i) a Preferred Return of $1,481,865, (ii) Participating Appreciation interest of $1,206,719, (iii) a Prepayment Premium of $479,476, (iv) Participating Income interest of $211,316 and
      (v) Additional Loan interest payable through the date of sale of $57,945.

      Also during June, the Trust received a prepayment of the Coconut Palm Club Additional Loan of $2,850,900. The Trust received a preferred return of $1,400,538 and Additional Loan interest payable through the date of sale of $89,091. The Coconut Palm Club PIMI first mortgage of $15,851,211 was received by the Trust on July 15, 1998.

      Due to the  prepayments  of the  Park  Highlands  and  Coconut  Palm  Club
      Additional Loans in June, the Trust also recognized additional loan interest of $1,290,000 and $1,295,354 respectively, that had been previously classified as deferred income on Additional Loans.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

3.    MBS

      At June 30, 1998, the Trust=s MBS portfolio has an amortized cost of approximately $23,548,403 and unrealized gains of $1,321,317. The MBS portfolio has maturities ranging from 2008 to 2029.

      In June 1997, Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Trust's financial position or results of operations.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended June 30, 1998 is as follows:

                                      Total
                                      Common        Retained          Unrealized          Shareholders'
                                      Stock         Earnings              Gain            Equity
Balance at December 31, 1997          $212,496,510  $    -           $ 1,385,602          $213,882,112

Net income                                   -      12,514,271              -               12,514,271

Dividends                                    -      (9,784,546)             -               (9,784,546)

Decrease in unrealized
 gain on MBS                                 -            -              (64,285)              (64,285)
                                      ------------  -----------       -----------           -----------

Balance at June 30, 1998              $212,496,510 $ 2,729,725       $ 1,321,317          $216,547,552
                                      ============ ===========       ===========          ============

5. Related Party Transactions

      During the three months ended June 30, 1998 and 1997 the Trust received $0 and $22,710 of interest income on Additional Loans from affiliates of the Advisor. During the six month ended June 30, 1998 and 1997, the Trust received $86,609 and $100,194 of interest income on Additional Loans from affiliates of the Advisor. In addition, for the six months ended June 30, 1998 and 1997, the Trust received $26,749 and $0 related to participation interest income from an affiliate of the Advisor.

6.  Subsequent Event

     On August 6, 1998, the Advisor of the Trust declared a special dividend of $2.86 per share to be paid during the third quarter of 1998 from the prepayment proceeds of the Park Highlands and Coconut Palm Club PIMIs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management=s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   Liquidity and Capital Resources

   The most significant demand on the Trust's liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

    The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties. Six of the Trust's seven PIMIs funded the construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan base interest will depend primarily on whether the underlying property can generate sufficient operating cash flow. For 1998, Red Run has sufficient escrows to make the required Additional Loan base interest payments if operations cannot support such payments. In addition, the Trust received the scheduled semi-annual interest payments on the Additional Loans related to Park Highlands and The Seasons. As a result of the workouts negotiated on the Lifestlyes and Windward Lakes, interest on the additional loans will only be paid if there is any surplus cash generated from each of the property's operations. Management is closely monitoring the operating performances of the remaining properties. Overall, the Trust's ability to meet its objectives will depend primarily on the operating performance of the properties underlying the PIMs and PIMIs.

    The borrower on the Mountain View PIMI has asked the Advisor to consider some type of debt service relief. The Trust had entered into a short-term workout agreement that had waived four (4) Base Interest payments on the Additional Loan and had reduced the interest rate on the insured mortgage by 1/2%for an 18-month period, which ended in December 1996. The recent strength of the Huntsville market and low interest rates have flooded the market with both single-family homes and new apartment construction. Consequently, Mountain View's occupancy and rental rate collections have fallen. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.

    On June 3, 1998, the Trust received a prepayment of the Park Highlands Apartments Additional Loan. The Trust received $3,000,000 to repay the Additional Loan, $3,379,376 representing participation interest and $57,945 of additional loan interest. On June 19, 1998, the Trust received $16,752,295 to repay the outstanding first mortgage balance.

    On June 12, 1998, the Trust received a prepayment of the Coconut Palm Club PIMI. The Trust received $2,850,900 to repay the Additional Loan $1,400,538 representing participation interest and $89,091 of additional loan interest. On July 15, 1998, the Trust received $15,851,211 to repay the outstanding first mortgage balance.

     On August 6, 1998, the Advisor of the Trust declared a special dividend of $2.86 per share to be paid during the third quarter of 1998 from the prepayment proceeds of the Park Highlands and Coconut Palm Club PIMIs.

    The borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage loan. The Trust had entered into a workout agreement that had changed the structure of the Additional Loan payments and had reduced the interest rate on the insured mortgage by 1% per annum for a twenty-four month period that ended in December 1997. Due to continuing competition from newer properties, Lifestyles has not been able to generate sufficient operating revenues to maintain the property and service the first mortgage debt. The Advisor expects to structure a long-term modification of the first mortgage loan as well as the Additional Loan prior to year-end 1998.

   For the first five years of the PIMs and PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed, and if repayment of a PIM or PIMI results from foreclosure on the underlying property or an insurance claim, the Trust would not receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

   The Trust's investments in MBS and mortgages are guaranteed or insured by FannieMae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association (AGNMA@) and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

   FannieMae is a federally-chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally-chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S.
Government.

   The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

Operations

   The following discussion relates to the operations of the Trust during the three and six months ended June 30, 1998 and 1997.

    The Trusts net income for the three months ended June 30, 1998 increased as compared to the three months ended June 30, 1997 by approximately $6,728,000. This increase was due primarily to higher participation income of $4,871,000 and additional loan interest income of $2,738,000 and lower expense reimbursements of $123,000 and asset management fees of $22,000. This was offset by lower interest income on MBS of $76,000, other interest income of $63,000 and higher amortization expense of $864,000. The increases in participation income and additional loan interest income are primarily related to the repayments of the Park Highlands PIMI and the Coconut Palm Club Additional Loan. The Trust received a combined $4,780,000 of participation interest, $147,000 of additional loan interest and recognized $2,585,000 of interest that had been previously received and recorded as deferred income on additional loans. The increase in amortization expense is because the Trust, fully amortized the remaining balances of prepaid fees and expenses associated with the Park Highlands PIMI.

    Net income increased for the six months ended June 30, 1998, as compared to the same period in 1997 by approximately $4,596,000. This increase was due primarily to higher participation income of $3,550,000 and additional loan interest income of $2,214,000 and lower expense reimbursements of $137,000 and asset management fees of $34,000. This was offset by lower base interest of $208,000, other interest income of $205,000 and interest income on MBS of $82,000 and higher amortization expense of $848,000. Participation income and additional loan interest recognized in 1998 is related to the above repayments as compared to $1,246,000 of participation income and $540,000 of deferred additional loan interest in 1997 related to the prepayment of the Timber Ridge PIMI. The decrease in base interest is due to the borrower of the Timber Ridge PIMI prepaying the first mortgage during the first quarter of 1997.

    Other interest income also decreased due to the Trust having lower short-term investment balances during the first half of 1998 when compared to the corresponding period in 1997. During the six months ended June 1997, the Trust invested, on a short-term basis the prepayment proceeds from the Canyon Ridge and Timber Ridge prepayments while the Advisor sought alternative investments in participating mortgages. When no suitable investment was found, the Trust made a special dividend of $13.8 million during the third quarter of 1997. These decreases were slightly offset by lower expense reimbursements and asset management fees as mentioned above. The Trust generally funds a portion of its dividends with principal collections which, will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future.

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














DATE:   July 31, 1998