Form 10-Q
period 1998-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 1998-11-12
CIK 857264

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)

  x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    September 30, 1998

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

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


                              KRUPP GOVERNMENT INCOME TRUST
                                        BALANCE SHEETS


                                      ASSETS
                                                 September 30,     December 31,
                                                    1998              1997

Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
   Insured Mortgages                              $ 75,488,620     $108,470,247
   Additional Loans                                 13,358,208       19,209,108
Participating Insured Mortgages ("PIMs")(Note 2)    47,834,126       48,112,523
Mortgage-Backed Securities and multi-family
   insured mortgage loan ("MBS") (Note 3)           23,641,686       27,085,341

         Total mortgage investments                160,322,640      202,877,219

Cash and cash equivalents                           10,217,678        9,749,804
Interest receivable and other assets                 1,047,078        1,294,240
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $8,604,734 and
 $6,658,224, respectively                            3,661,716        5,608,226
Prepaid participation servicing fees, net of
 accumulated amortization of $2,595,399 and
 $1,839,070, respectively                            1,493,314        2,249,643

         Total assets                             $176,742,426     $221,779,132

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans(Note 4)       $  5,688,346       $7,871,606
Other liabilities                                       24,970           25,414

         Total liabilities                           5,713,316        7,897,020

Shareholders' equity (Note 5):
   Common stock, no par value; 17,510,000
   shares authorized and 15,053,135 shares
   issued and outstanding                          169,536,534      212,496,510

   Unrealized gain on MBS                            1,492,576        1,385,602

         Total Shareholders' equity                171,029,110      213,882,112

         Total liabilities and Shareholders'
          equity                                  $176,742,426     $221,779,132







                          The accompanying notes are an integral
                             part of the financial statements



                                 KRUPP GOVERNMENT INCOME TRUST

                                       STATEMENTS OF INCOME


                         For the Three Months Ended   For the Nine Months Ended
                               September 30,                 September 30,
                                      1998       1997        1998        1997
Revenues:
   Interest income - PIMs and PIMIs:
      Base interest (Note 2)    $2,400,678  $2,981,872  $ 8,412,360 $ 9,201,061
      Additional Loan Interest     196,970     123,173    3,059,286     771,918
      Participation income         151,417      37,089    5,049,492   1,385,481
  Interest income - MBS            466,103     558,426    1,484,351   1,658,847
  Other interest income            557,286     250,855      942,923     841,369

      Total revenues             3,772,454   3,951,415   18,948,412  13,858,676

Expenses:
   Asset management fee to an
   affiliate                       301,642     384,251    1,032,439   1,148,936
   Expense reimbursements to
   affiliates                       69,522      95,646      137,643     300,288
   Amortization of prepaid expenses
    and fees                      1,064,119   1,220,007    2,702,839   2,010,432
   General and administrative       112,730      78,406      336,779     307,662

       Total expenses             1,548,013   1,778,310    4,209,700   3,767,318

Net income                       $2,224,441  $2,173,105  $14,738,712 $10,091,358


Earnings per share               $      .15  $      .14  $       .98 $       .67


Weighted average shares outstanding      15,053,135               15,053,135

























                      The accompanying notes are an integral
                         part of the financial statements.

                         KRUPP GOVERNMENT INCOME TRUST

                              STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                             September 30,
                                                      1998                 1997
Operating activities:
   Net income                                       $14,738,712     $10,091,358
    Adjustments to reconcile net income to net cash
     provided by operating activities:
    Amortization of discounts and premiums              -                 4,026
    Amortization of prepaid expenses and fees         2,702,839       2,010,432
    Changes in assets and liabilities:
    Decrease in interest receivable and
      other assets                                      247,162         386,005
    Decrease in other liabilities                          (444)         (9,561)

                Net cash provided by operating
                 activities                          17,688,269      12,482,260

Investing activities:
   Principal collections on MBS                       3,550,629       2,175,765
   Principal collections on PIMs                        656,518         648,606
   Acquisition of insured mortgage                       -           (3,366,000)
   PIM prepayment                                    32,603,506       5,630,985
   Collection of Additional Loan                      5,850,900       1,540,000
   Increase (decrease) in deferred income
    on Additional Loans                              (2,183,260)        366,609

   Net cash provided by investing
    activities                                       40,478,293       6,995,965

Financing activity:
   Dividends                                        (57,698,688)    (28,525,706)

Net increase (decrease) in cash and
 cash equivalents                                       467,874      (9,047,481)

Cash and cash equivalents, beginning of period        9,749,804      19,053,931

Cash and cash equivalents, end of period            $10,217,678     $10,006,450

















                        The accompanying notes are an integral
                           part of the financial statements.

                        KRUPP GOVERNMENT INCOME TRUST

                        NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership, the "Advisor" of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

      The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At September 30, 1998, the Trust's PIMs and PIMIs have a fair value of $131,585,260 and gross unrealized gains and losses of approximately $841,663 and $5,937,357 respectively. The PIMs and PIMIs have maturities ranging from 2001 to 2034. At September 30, 1998, there was one insured mortgage loan held in the Trust's portfolio that was delinquent in its principal and interest payments. The borrower on the Lifestyles at Boot Ranch PIMI defaulted on its May 1, 1998 debt service payment. However, the Trust continues to receive its monthly principal and interest pass-thru payments because those payments are insured by GNMA. All other borrowers were current in their debt service obligations on the insured mortgages held in the Trust's portfolio.

      On July 15, 1998, the Trust received a prepayment of The Coconut Palm
      Club PIMI first mortgage with a remaining principal balance of $15,851,211. In addition, in June the Trust received a prepayment of the Coconut Palm Club Additional Loan of $2,850,900. The Trust also received a preferred return of $1,419,116 and Additional Loan base interest payable through the date of sale of $89,091.

      During June of 1998, the Trust received a prepayment of the Park Highlands PIMI and Additional Loan with a remaining principal balance of $16,752,295 and $3,000,000 respectively. In addition, the Trust received Participation income as follows: (i) a Preferred Return of $1,481,865,
      (ii) Participating Appreciation interest of $1,206,719, (iii) a Prepayment Premium of $479,476, (iv) Participating Income interest of $211,316 and
      (v) Additional Loan base interest payable through the date of sale of $57,945.

      Due to the prepayments of the Park Highlands and Coconut Palm Club Additional Loans in June, the Trust also recognized additional loan interest of $1,290,000 and $1,295,354 respectively, that had been previously classified as deferred income on these Additional Loans.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                           NOTES TO FINANCIAL STATEMENTS, Continued


2.    PIMs and PIMIs, continued

      On August 6, 1998, the Advisor of the Trust declared a special dividend of $2.86 per share that was paid on September 9, 1998 from the prepayment proceeds of the Park Highlands and Coconut Palm Club PIMIs.

      Mountain View Apartments has been adversely affected by a competitive housing market in the Huntsville area. Since March 31, 1998 the borrower of the Mountain View Additional Loan has been in technical default on its Additional Loan for not making the full required base interest payments due on the Additional Loan. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.

3.    MBS

      At September 30, 1998, the Trust's MBS portfolio has an amortized cost of approximately $22,149,110 and unrealized gains of $1,492,576. The MBS portfolio has maturities ranging from 2008 to 2029.

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

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for the nine months ended September 30, 1998 is as follows:

                                                                       Total
                             Common    Retained     Unrealized    Shareholders'
                             Stock     Earnings        Gain          Equity
  Balance at December 31,
    1997                  $212,496,510 $     -      $ 1,385,602    $213,882,112

  Net income                  -         14,738,712     -             14,738,712

 Dividends                 (42,959,976)(14,738,712)    -            (57,698,688)

  Change in unrealized
      gain on MBS             -              -          106,974         106,974

  Balance at September 30,
    1998                  $169,536,534 $     -      $ 1,492,576    $171,029,110


   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risks and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

   The Advisor of the Trust has conducted an assessment of the Trust's core internal and external computer information systems and has taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

   In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Trust incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other systems or software that the Trust is using at the present time.

   The Advisor of the Trust is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

   Liquidity and Capital Resources

   The most significant demand on the Trust's liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors. In addition, to the quarterly dividends, the Trust pays special dividends when prepayments occur in its PIM and PIMI portfolio.

   As a result of the Park Highlands and Coconut Palm Club prepayments the Trust made a special dividend of $2.86 per share from the prepayment proceeds. Consequently, the Trust's capital resources and its future cash flows will be lower. However, at this time the Advisor has determined that the Trust can maintain its current dividend rate of $1.30 per share per year. In general, the Advisor tries to set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may reinvest the available proceeds, adjust the dividend rate or distribute such funds through a special dividend.

   The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the base interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties. Seven of the Trust's original eight PIMIs funded the construction of multi-family housing, which require time to achieve stabilized operations following completion of construction. With this in mind, the Trust required the borrowers to establish reserves and escrows with Additional Loan proceeds to provide funds for the Additional Loan base interest payments during the construction and lease-up periods.
   As these reserves become depleted, full payment of the Additional Loan base interest depends primarily on whether the underlying property can generate sufficient operating cash flow. Only Red Run still has adequate reserve escrows to make the required Additional Loan base interest payments for 1998 if cash flow from the property is insufficient. The Seasons made both scheduled 1998 Additional Loan base interest payment with operating cash flow. Two other properties, Lifestyles and Windward Lakes, are operating under workout agreements with the Trust that require Additional Loan base interest payments only if surplus cash is generated through property operations after servicing the insured mortgage. Lifestyles has not made any payments during 1998, and Windward Lakes made a partial payment.

   Mountain View made only a partial payment of Additional Loan base interest in March 1998 and the September 1998 payment remains outstanding. The borrower on the Mountain View PIMI has asked the Advisor to provide long-term debt service relief. During 1995 and 1996, the Trust had entered into a short-term workout agreement that had waived four Additional Loan base interest payments and had reduced the interest rate on the insured mortgage by .5% for 18 months. Although the workout helped stabilize the property through a down market cycle, the recent strength in the Huntsville market combined with low interest rates and abundant capital sources has caused a flood of both single-family home and apartment construction. Consequently, occupancy and rental rates have fallen at Mountain View. The Advisor is still assessing the feasibility of providing debt service relief until the market stabilizes again.

   The borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage loan. The Trust had entered into a workout agreement had reduced the interest rate on the insured mortgage by 1% per annum for a twenty-four month period that ended in December 1997 and changed the required interest payments on the Additional Loan. Lifestyles is operating under a workout agreement with the Trust that requires future Additional Loan base interest payments only if surplus cash is generated through property operations after servicing the insured mortgage. Due to continuing competition from newer properties, Lifestyles has not been able to generate sufficient operating revenues to maintain the property and service the first mortgage debt. The Advisor expects to structure a long-term modification of the first mortgage loan as well as the Additional Loan prior to year-end 1998.

   For the first five years of the PIMIs the borrowers are prohibited from repaying. For the second five years, the borrowers can repay the loans and pay the greater of a prepayment penalty or all participation interest for PIMs, or by paying all amounts due under the PIMIs and satisfying the required preferred return. The participation features and Additional Loans are neither insured nor guaranteed, and if repayment of a PIM, or PIMI results from foreclosure on the underlying property or an insurance claim, the Trust would not likely receive any participation interest or any amounts due under the Additional Loan. The Trust has the option to call PIMs and PIMIs by accelerating their maturity if the loans are not repaid by the tenth year after permanent funding. The Trust will determine the merits of exercising the call option for each PIM or PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

   Assessment of Credit Risk

   The Trust's investments in mortgages are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

   Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. However, obligations of Fannie Mae are not backed by the U.S. Government. Fannie Mae is one of the largest corporations in the United States and the Secretary of the Treasury of the United States has discretionary authority to lend up to $2.25 billion to
   Fannie Mae at any time.   FHLMC is a federally chartered corporation that
   guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

   The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owners' operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

   The Trust includes in cash and cash equivalents approximately $9.8 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

   Operations

   The following discussion relates to the operations of the Trust during the three and nine months ended September 30, 1998 and 1997.

   The Trust's net income increased for the three months ended September 30, 1998 as compared to the same period in 1997. This increase was primarily due to higher participation income, additional loan interest income and other interest income and lower expense reimbursements, asset management fees and amortization expense. The increase in participation income is due to the Trust receiving higher Shared Interest Income from The Seasons and Riverview. The increase in Additional Loan Interest is primarily due to recognizing a portion of Red Run's base interest payment as income since the property operations funded such payment. The increase in interest income on cash and cash equivalents is due to the Trust having higher short-term investment balances for the three months ended September 30, 1998 as compared to the same period in 1997. This was offset by lower base interest on PIMs and interest income on MBS. The decrease in base interest and asset management fees is due to the Park Highlands and Coconut Palm Club PIMI prepayments during the second and third quarters of 1998.

   The Trust's net income increased significantly for the nine months ended September 30, 1998, as compared to the same period in 1997. This increase was primarily due to higher participation income, additional loan base interest income and other interest income and lower expense reimbursements and asset management fees. This was offset by lower base interest on PIMs and interest income on MBS and an increase in amortization expense. The increases in participation income and additional loan base interest income are primarily related to the prepayments of the Park Highlands and Coconut Palm Club PIMI's. The Trust also reclassed and recognized all of the deferred additional loan interest related to these two PIMI prepayments as additional loan base interest income. In addition, the Trust is receiving and recognizing as interest income the additional loan base interest payments related to The Seasons PIMI. The Trust also received participation interest from The Seasons PIMI, the Lincoln Green and the Riverview PIMs. Base interest and asset management fees decreased as a result of the PIMI prepayments of the Park Highlands during the second quarter of 1998, Coconut Palm Club during the third quarter of 1998 and Timber Ridge during the first quarter of 1997. During the nine months ended September 30 1998, the Trust received a rebate for expense reimbursements related to 1997. The increase in amortization expense is because the Trust fully amortized the remaining balances of prepaid fees and expenses associated with the Park Highlands and Coconut Palm Club PIMI's. Other interest income also increased due to the Trust having higher short-term investment balances during the nine months ended September 30, 1998 when compared to the corresponding period in 1997.

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






DATE: October 28, 1998