Form 10-K
period 1998-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 1999-03-26
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-K

(Mark One)


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended       December 31, 1998

                                        OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                  to
             Commission file number                0-19244

     Krupp Government Income Trust
          (Exact name of registrant as specified in its charter)

  Massachusetts                                                 04-3089272
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                              Identification No.)

One Beacon Street, Boston, Massachusetts                                  02108
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)              (617) 523-0066

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

The exhibit index is located on pages 13-21

                                          PART I

This Form 10-K  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

   Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in the Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest ("the Shares"). The Trust raised approximately $300 million through a public offering of Shares of beneficial interest and used the proceeds available for investment primarily to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs"), and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages. The Trust has elected to be treated as a real estate investment trust (AREIT@) under the Internal Revenue Code of 1986, as amended. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

   The Trust's investments in PIMs on multi-family residential properties consist of 1) a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest and 2) a participating mortgage. The insured mortgages were issued or originated under or in connection with the housing programs of Fannie Mae, the Government National Mortgage Association ("GNMA"), or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys the participation rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

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

   The Trust also acquired MBS collateralized by single-family and multi-family mortgage loans issued or originated by GNMA, Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or FHA. Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans. The Trust will distribute all proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly dividends or possibly special dividends.

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

   As of December 31, 1998, there were no personnel directly employed by the Trust.

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

   The number of investors holding Shares as of December 31, 1998 is approximately 13,200.

   The Trust has and intends to continue declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.325 for 1998 and 1997.

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

                            (Amounts in thousands, except for per Share amounts)
                                          1998            1997          1996            1995             1994

Total revenues                             $ 21,922       $ 17,618       $ 16,358        $ 17,200         $ 16,846

Net income                                 $ 14,836       $ 12,899       $ 12,481        $ 13,022         $ 12,599

Net income per Share                       $    .99       $    .86       $    .83        $    .87         $    .84

Weighted average Shares
 outstanding                                 15,053         15,053         15,053          15,053           15,053

Total assets at
 December 31                               $171,422       $221,779       $241,634        $247,620         $251,333

Average dividends
 per Share                                $   4.16       $   2.22      $   1.30         $   1.30        $   1.30



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

In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Advisor of the Trust incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Trust is using at the present time.

The Advisor of the Trust is in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Trust is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Trust has not yet obtained all written assurances that these providers would be Year 2000, ready.

The Trust currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Trust. In addition, the Trust is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, The Trust has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the Advisor and it is estimated that any future Year 2000 readiness costs will be borne by the Advisor. No estimate can be made at this time as to the impact of the readiness of such third parties.

Liquidity and Capital Resources

At December 31, 1998 the Trust had significant liquidity consisting of cash and cash equivalents of approximately $9 million as well as the cash inflows provided by its investment in the PIMs, PIMIs and MBS. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations as well as to provide dividends to its investors.

The most significant demand on the Trust's liquidity is dividends paid to investors, approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for the dividends distributed by the Trust come from the principal and interest payments on the PIMs, PIMIs and MBS, the principal prepayments of the PIMs, PIMIs and MBS, and the interest earned on the Trust's cash and cash equivalents. The portion of dividends attributable to the principal collected from those payments reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust also will decrease and over time may result in periodic adjustments to the dividends paid to investors.

Seven of the Trust's PIMIs funded the construction of multifamily housing, which requires time to achieve stabilized operations following the completion of the construction. With this in mind, the Trust required those borrowers to escrow a portion of the Additional Loan proceeds in reserves so funds would be available for the PIMI Base Interest payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan interest becomes primarily dependent on whether the underlying properties generate sufficient operating cash flow to make such payments.

Three properties with Additional Loans, Audubon Villas, Park Highlands and The Seasons made the scheduled 1998 Additional Loan interest payments with operating cash flow. Two others, Lifestyles and Windward Lakes, operated under workout agreements with the Trust during 1998 that require Additional Loan interest payments only if surplus cash is generated through property operations after servicing the insured first mortgage. Lifestyles did not generate any surplus cash during 1998 and consequently did not make any Additional Loan interest payments. Windward Lakes generated some surplus cash and made a partial Additional Loan interest payment during 1998 that the Trust has recognized as deferred income. Mountain View did not generate surplus cash during 1998, and its borrower funded one partial Additional Loan interest payment during 1998; the remaining payment remains outstanding while a workout is negotiated. Red Run generated some surplus cash during 1998, which funded a portion of the Additional Loan interest payment; the balance was funded with reserves held in escrow by the Trust. Only Red Run still has adequate reserves held in escrow by the Trust to make the scheduled 1999 Additional Loan interest payments if property cash flow is insufficient. Additional Loan interest payments due from the Trust's other PIMI investments will depend on those properties' ability to generate operating cash flow.

The Trust also could receive additional income through its participation interest in either the underlying properties' cash flow generated by operations, over and above operating and capital requirements and any Additional Loan interest payment obligation, or any appreciation in value realized at the time of a sale or refinance. However, this participation interest is dependent upon whether property operations meet certain criteria. During 1998, the property operating results of three of the Trust's PIM investments and one of the Trust's PIMI investments exceeded the thresholds established by that criteria and paid the Trust participation income: Lincoln Green, $91,410; Riverview, $66,133; Waterford Townhomes, $44,860; and The Seasons, $93,457. The payment received from The Season was after it paid its Additional Loan interest. As a result of continuing strong operating performance in 1998, the Advisor expects that the same four properties will pay participation interest to the Trust again in 1999.

Many of the properties had stable operating results during 1998. High occupancy rates were maintained and moderate rental rate increases were achieved at more than half of the properties due to stable or improving markets or the unique character of the specific property. Occupancy at Red Run was consistently in the high 90% range throughout 1998. The appeal of the New Town submarket of Owings Mills, Maryland contributes to Red Run's strong performance despite increased competition from other newly built apartment communities. Audubon Villas 90% occupancy has lagged somewhat behind the rest of the Pinellas County, Florida market, but the property has still been able to service its Additional Loan interest obligations. Windward Lakes successfully completed 1998 by generating $45,623 of surplus cash that was paid to the Trust as Additional Loan interest under its workout agreement. Occupancy at year-end was in the 95% range.

Occupancy and operating results for four other properties are being closely monitored by the Advisor and warrant mention. Rivergreens and Mill Pond, while generating sufficient operating revenues to service debt obligations and adequately maintain the properties, experienced drops in occupancy during 1998. Rivergreens is located in a submarket that typically lags behind the rest of the Portland, Oregon market, which has been affected by the Asian financial crisis and Boeing's downsizing. Compounding the adverse effects of the general market, two fires at the property took a number of apartments out of service. While reconstruction is now complete, releasing the apartments in a soft market may take an extended period of time. Occupancy at year-end was in the low 80% range. Mill Pond, located in Dayton, Ohio, also has experienced the effects of a soft market created by new multifamily construction, which creates more competition, and continuing low interest rates, which shrinks the population of potential renters. Occupancy at year-end was in the 90% range.

The operating results of Lifestyles and Mountain View declined more seriously during 1998. Lifestyles operated under a two-year workout agreement with the Trust through the end of 1997 and in December 1998 the Trust entered into a new workout agreement. Due to increased vacancy caused by competition from new properties and a general deterioration in the property's appearance, Lifestyles was not able to generate sufficient revenues to maintain the property and service the higher interest rate on the insured first mortgage after the workout expired. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. The borrower made a $550,000 equity contribution, which has been escrowed for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any surplus cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured first mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50% between the Trust and the borrower. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for residents and rental rates. As a result of the factors described above, in December 1998, management determined that the additional loan collateralized by the Lifestyles asset was impaired. As a result the Trust recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998.

Mountain View is similar to Lifestyles with respect to competitive market conditions. Mountain View operated under an 18-month workout agreement with the Trust during 1995 and 1996. The major components of that workout had been a 1/2% per annum reduction in the interest rate on the insured first mortgage and the waiver of four Additional Loan interest payments. That workout helped stabilize the property during a down economic cycle in Huntsville. However, the improving economy over the past 18 to 24 months combined with low interest rates and abundant capital sources caused a flood of both single-family and new apartment construction. Consequently, occupancy and rental rates fell dramatically during 1998 as competition increased. The property is just breaking even on the insured first mortgage debt obligation but has not generated surplus cash to service the Additional Loan interest. Contractually, the borrower must fund one-half of any shortfalls in the PIMI Base Interest. The borrower met this obligation with respect to the first payment that was due during 1998 and subsequently asked the Advisor to provide long-term debt service relief. The second payment that was due during 1998 remains outstanding while the Advisor continues to negotiate a loan modification to provide additional debt service relief until the market stabilizes again. As a result of the factors described above, in October 1998, management determined that the additional loan collateralized by the Mountain View asset was impaired. As a result the Trust recorded a valuation allowance of $984,000 in the fourth quarter of 1998.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation interest will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

There are contractual restrictions on the repayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment penalty or the participation interest due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation interest or any amounts due under the Additional Loan.

During 1998, the Trust received the prepayment of two of its PIMI investments and was notified by the borrower of another PIMI of its intention to prepay its loans during 1999. During the third quarter 1998, the Trust received a prepayment of the Park Highlands PIMI when the property was sold. This prepayment occurred prior to the expiration of the five-year prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable in return for an additional prepayment penalty. The Trust received the prepayment of the principal balance of the insured first mortgage, $16,752,295, the principal balance of the Additional Loan, $3,000,000, the Additional Loan interest due at the time of the prepayment, $57,945, and the prepayment penalty for the early payoff, $479,476. In addition, the Trust received participation interest comprised of the outstanding Preferred Return on the Trust investment, $1,481,865, and the Trust's share in the increase in the value of the underlying property, $1,206,719.

Also during the third quarter of 1998, the Trust received a prepayment of the Coconut Palm Club PIMI. This transaction was the result of a sale of the underlying property as well, although the Trust received less than its full Preferred Return. The Advisor agreed to allow the transaction because the purchase price was judged to be favorable in light of the highly competitive rental market in Broward County, Florida. In addition, without the sale it was likely that the Advisor would have agreed to a loan restructure with the borrower rather than expose the Trust to the uncertainty of a probable default. The Trust received the prepayment of the principal balance of the insured first mortgage, $15,851,211, the principal balance of the Additional Loan, $2,850,900, and the Additional Loan interest due at the time of the repayment, $89,090. In addition, the Trust received participation interest of $1,419,116 towards the Preferred Return.

The Trust paid a special dividend on September 9, 1998 of $2.86 per share from the prepayment proceeds of the Park Highlands and Coconut Palm Club PIMIs.

The borrower on the Audubon Villas PIMI informed the Trust of its intention to prepay the insured first mortgage and the Additional Loan during 1999. An appraisal of the underlying property was completed during the fourth quarter 1998 to determine its value for the purpose of calculating the participation interest that would be due when the PIMI is prepaid. The borrower has questioned the Advisor's interpretation of some of the prepayment provisions in the loan documents, and the timing of the prepayment will depend on a satisfactory resolution of the dispute.

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.


Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, FHLMC, GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

   The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

    The Trust includes in cash and cash equivalents approximately $8.7 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.


Operations

   The following discussion relates to the operations of the Trust during the years ended December 31, 1998, 1997 and 1996. Dollars are stated in thousands, except for per Share amounts.


                                                       Year Ended December 31,
                                             1998                       1997                       1996
 Per                                                    Per                        Per
                                       Amount          Share      Amount          Share       Amount        Share
Interest income on PIMs
  and PIMIs:
    Basic Interest                        $10,636     $ .71         $12,181     $ .81           $12,808       $ .86
    Additional Loan interest                3,081       .20             794       .05              -             -
    Participation income                    5,094       .34           1,385       .09               359         .02
Interest income on MBS                      1,930       .13           2,199       .15             2,306         .15
Interest income on cash
 and cash equivalents                       1,181       .08           1,059       .07               886         .06
Trust expenses                             (1,973)     (.13)         (2,313)     (.15)           (2,264)       (.15)
Amortization of prepaid
 fees and expenses                         (2,999)     (.20)         (2,406)     (.16)           (1,614)       (.11)
Provision for impaired
  mortgage loans                           (2,114)     (.14)            -           -               -               -

      Net income                          $14,836  $ .99            $12,899  $ .86              $12,481    $ .83

Weighted average
   Shares outstanding                     15,053,13    515,053,135            15,053,135

The net income of the Trust for 1998 increased as compared to 1997 and 1996. During the three years in the periods ended December 31, 1998 the Trust's operations have experienced changes in the mix of interest income as the Trust has had prepayments in its PIMs and PIMIs in 1998, 1997 and 1996. These prepayments have reduced the basic interest on PIMs and PIMIs, but there has been an increase in participation income and Additional Loan interest.

The Trust's net income for 1998 increased by approximately $1,937,000 when compared to 1997 due primarily to higher Participation income and Additional Loan interest caused by the prepayments of Coconut Palm and Park Highlands. This was somewhat offset by the Trust recording a provision for impaired mortgage loans related to Lifestyles and Mountain View and lower basic interest. The Trust received $1,419,000 from Coconut Palm Club and $3,168,000 from Park Highlands for Participation Interest and the Trust recognized all of the previously deferred Additional Loan interest of $1,290,000 from Coconut Palm Club and $1,295,000 from Park Highlands as Additional Loan interest income. The Trust also received participation income from Park Highlands, The Seasons PIMI, the Lincoln Green, Riverview and Waterford PIMs of $212,000, $93,000, $91,000, $66,000 and $45,000, respectively. Other interest income increased $122,000 due primarily to the Trust having higher short-term investment balances during 1998 when compared to 1997. These increases were offset by the recording of a $2,114,000 provision for impaired loans as mentioned above. The Trust saw a decline in expense reimbursements in 1998 due to a rebate for expense reimbursements related to 1997 received in 1998. Basic interest decreased $1,545,000 and asset management fees decreased $199,000 in 1998 primarily as a result of the Coconut Palm and Park Highland PIMI prepayments. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. The increase in amortization expense is because the Trust fully amortized the remaining balances of prepaid fees and expenses associated with the Park Highlands and Coconut Palm Club PIMI's.

The Trust's net income for 1997 increased by approximately $418,000 when compared to 1996. This increase resulted from higher participation income, Additional Loan interest income and other interest income of approximately $1,026,000, $794,000 and $173,000, respectively, net of lower basic interest income on PIMs and interest income on MBS of approximately $627,000 and 107,000, respectively and increases in amortization expense and Trust expenses of $792,000 and $49,000, respectively. The increase in participation income and additional loan interest income are primarily related to the Timber Ridge PIMI. The Trust received $1,246,000 of participation interest upon early prepayment of the PIMI. The Trust also received participation income from the Lincoln Green PIM, The Seasons PIMI and the Riverview PIM of $102,000, $33,000 and $4,000, respectively. Interest income on cash and cash equivalents increased as a result of short-term investments made with the proceeds from the Canyon Ridge and Timber Ridge prepayments prior to the special distribution made in the third quarter. Basic interest decreased as a result of the repayment of the Timber Ridge PIMI during the first quarter of 1997, the repayment of the Canyon Ridge PIM during the second quarter of 1996 and the interest rate reduction given to Windward Lakes Apartments. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. Amortization expenses increased for 1997 as compared to 1996 due primarily to the Trust fully amortizing the prepaid acquisition and servicing fees associated with Canyon Ridge Apartments PIM and Timber Ridge Apartments PIMI.

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

                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

                                                           Position with Krupp
                Name and Age                            Government Income Trust

        Douglas Krupp (52)             Chairman of Board of Trustees and Trustee
  *     Charles N. Goldberg (57)       Trustee
  *     E. Robert Roskind (54)         Trustee
  *     J. Paul Finnegan (74)          Trustee
        Robert A. Barrows (41)         Treasurer
        Scott D. Spelfogel (38)        Clerk
        Kristin L. Hicks (32)          Assistant Clerk

* Independent Trustee

      Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust II.

   Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P., which position he has held since December of 1997. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch &
 Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a
 Trustee of Krupp Government Income Trust II and a director of Berkshire Realty Company, Inc. (NYSE-BRI). He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas.

      E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind has served in this capacity since October of 1993. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970. He currently serves as a Trustee of Krupp Government Income Trust II. He is also currently a director of Berkshire Realty Company, Inc. (NYSE-BRI), as well as Chairman of the Board of Trustees of Lexington Corporate Properties. Mr. Roskind holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970.

      J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, a director and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA from Bentley College. He is also currently a director at Scituate Federal Savings Bank. Mr. Finnegan is a Certified Public Accountant and an attorney. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust II and a director at Scituate Federal Savings Bank and a director of Berkshire Realty Company, Inc.(NYSE-BRI). Mr. Finnegan is a Certified Public Accountant and an attorney.

    Robert A. Barrows is the Treasurer of the Trust and is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   Scott D. Spelfogel is the Clerk of the Trust and is Senior Vice President and General Counsel to The Berkshire Group. Prior to 1997, he served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations and is a licensed real estate broker in Massachusetts.

   Kristin L. Hicks is the Assistant Clerk of the Trust and is Assistant General Counsel to The Berkshire Group. Prior to 1999, she served as Staff Attorney for The Berkshire Group beginning in September 1997, and prior to that position, she was the manager of the transfer department for Krupp Funds Group from May of 1992 through September of 1997. She received a B.A. degree from Northeastern University in 1989 and a J.D. degree from the Suffolk University Law School in 1995. She is admitted to practice law in Massachusetts and is a member of the American, Massachusetts and Boston bar associations.

   In addition, the following are deemed to be Executive Officers of the registrant:

   George Krupp (age 54) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since December of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

   Peter F. Donovan (age 45) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $5.7 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

         Ronald Halpern (age 57) is President and COO of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company.
Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and J.D. degree from Brooklyn Law School.

    Carol J.C. Mills (age 49) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated
$6 billion  portfolio of loans.  Ms. Mills joined  Berkshire in December 1997 as
 Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of
 First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION

      Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the
Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

    Compensation of Trustees

    The Trust paid each of the Independent Trustees a fee of $25,000 in 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 5, 1999, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.

Class of               Name of Beneficial               Amount and Nature of                 Percent
 Stock                        Owner                     Beneficial Interest                  of Class
Shares of              Douglas Krupp
Beneficial             One Beacon Street
Interest               Boston, Mass. 02108              10,000 Shares**                       ***

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

        *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 1999.

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

               (10.3) Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor, and FL-Tampa Inc. [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

               (10.4) Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch. [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

               (10.5) Subordinated Promissory Note dated December 11, 1990 between Lifestyles At Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

               (10.6) Agreement RE Subordinated Note dated December 11, 1990 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

               (10.7) Subordinated Multifamily Mortgage dated December 11, 1990 between Lifestyles at Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

               (10.8) Additional Loan Agreement dated December 11, 1990 between FL-Tampa, Inc. and M & D Palm Harbor, Inc (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

               (10.9)     Additional  Loan Note dated  December  11,1990
                          between FL-Tampa, Inc and M & D Palm Harbor, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

               (10.10) Mortgage Note dated December 11, 1991 between Lifestyles at Boot Ranch (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991(File No. 0-19244)].*

               (10.11) GNMA Purchase Agreement dated December 11, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               Windward Lakes Apartments

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

               (10.28) Subordinated Promissory Note dated June 12, 1991 between Waterford Apartment Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

               (10.29) Agreement RE Subordinated Promissory Note dated June 12, 1991 between Krupp Government Income Trust and Nichols/Conlan Financial Company [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

               (10.30) Subordinated Multifamily Mortgage dated June 12, 1991 between Waterford Apartments Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.12 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

               (10.31) Mortgage Note dated June 12, 1991 between Nichols/ Conlan Financial Company (the "Holder") and
                          Waterford   Apartment  Corp.  (the   "Borrower")
                          [Exhibit 19.13 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

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

               (10.39) Prospectus for Government National Mortgage Association Pool Number 295307(CS) and Pool Number 295308(PN). [Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               (10.40) Subordinated Promissory Note dated December 27, 1991 between Golf View Partners, Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               (10.41) Agreement Re-Subordinated Promissory Note dated December 27, 1991 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               (10.42)   Subordinated   Multifamily  Mortgage dated  December
                         27, 1991 between Golf View Partners, Ltd. (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               (10.43) Additional Loan Agreement dated December 27, 1991 between Capital Developments, Inc., Gus M. Pelias,Jr., and Durham Partners, Ltd. (collectively, the "Borrowers"), Golf View Partners, Ltd. (the "Owner") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

               (10.44) Additional Loan Note dated December 27, 1991 between Capital Developments, Inc., Gus M. Pelias, Jr., and Durham Partners, Ltd. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*


               Mountain View Apartments

               (10.45) Subordinated Promissory Note dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit
                        19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.46) Agreement RE Subordinated Promissory Note dated April 21, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.47) Subordinated Multifamily Mortgage dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee"). [Exhibit
                        19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.48) Additional Loan Agreement dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.49)  Additional Loan Note dated April 21, 1992 between Philip
                        P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.50) Mortgage Note dated April 21, 1992 between Mountain View Ltd. (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.51) Modification Agreement by and between Krupp Government Income Trust and Mountain View Ltd. [Exhibit 10.1 to Registrant's report Form 10-Q for the quarter ended September 30, 1995 (File No. 0-19244)].*

               Red Run Apartments

               (10.52) Subordinated Promissory Note dated May 5, 1992 between Red Run Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.53) Agreement RE Subordinated Promissory Note dated May 5, 1992 between Krupp Government Income Trust and Maryland National Mortgage Corporation (the"Mortgagee"). [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.54) Subordinated Multifamily Mortgage dated May 5, 1992 between Red Run Limited Partnership (the "Trustor") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.55) Additional Loan Agreement dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.56) Additional Loan Note dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

               (10.57) Deed of Trust Note dated May 5, 1992 between Red Run Limited Partnership and Maryland National Mortgage Corporation. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992
                        (File No. 0-19244)].*

               (10.58) Participation and Servicing Agreement by and between Maryland National Mortgage Corporation and Krupp Government Income Trust. [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

               Lincoln Green Apartments

               (10.59)  Supplement  to  prospectus  dated  August  1,  1992  for
                        Federal  National   Mortgage Association pool number
                        MX-073023. [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

               (10.60) Subordinated promissory note dated September 15, 1992 by and between Lincoln Green Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

               (10.61) Subordinated Multi-family Deed of Trust dated September 16, 1992 by and between Lincoln Green Associates Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

               The Seasons

               (10.62) Additional Loan Agreement dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.80 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.63) Additional Loan Note dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder")[Exhibit 10.81 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.64) Subordinated Promissory Note dated September 16, 1993 between Maryland Associates Limited Partnership (the "Maker") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.82 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.65) Pledge and Security Agreement dated September 16, 1993 by and between The Krupp Company Limited Partnership-IV
                       (the "Debtor") and Krupp Government Income Trust II (the "Secured Party") [Exhibit 10.83 to Registrant's
                        report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.66) The Deed of Trust dated September 16, 1993 by and between Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.84 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.67) Participation and Servicing Agreement made as of September 16, 1993 by and between Krupp Mortgage Corporation (the "Servicer") and Krupp Government Income Trust II (the "Participant") [Exhibit 10.85 to
                        Registrant's  report on Form 10-K for the year   ended
                        December 31, 1994 (File No. 0-19244)].*

               (10.68) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 10.86 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               Rosemont Apartments

               (10.69) Participation and Servicing Agreement dated July 14, 1994, by and between Rockport Mortgage Corporation (the "Servicer") and Krupp Government Income Trust (the "Participant") [Exhibit 10.87 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.70) Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation. [Exhibit
                        10.88 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.71) Allonge to Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation [Exhibit 10.89 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

               (10.72) Participation Certificate with Krupp Government Income Trust as registered owner. [Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-19244)].*

        * Incorporated by reference

        (c)    Reports on Form 8-K

               During the last quarter of the year ended December 31, 1998, the Trust did not file any reports on Form 8-K.

                                          SIGNATURES
       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1999.

                               KRUPP GOVERNMENT INCOME TRUST




                           By:   /s/ Douglas Krupp
                                 Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 12th day of March, 1999.

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


/s/ J. Paul Finnegan                  Trustee of Krupp Government Income Trust
J. Paul Finnegan



                                APPENDIX A

                     KRUPP GOVERNMENT INCOME TRUST










                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                             ITEM 8 of FORM 10-K

                ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1998

                           KRUPP GOVERNMENT INCOME TRUST

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Report of Independent Accountants                                           F-3

Balance Sheets at December 31, 1998 and 1997                                F-4

Statements of Income for the Years Ended December 31, 1998,
 1997 and 1996                                                              F-5

Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 1998, 1997 and 1996                                            F-6

Statements of Cash Flows for the Years Ended December 31, 1998, 1997
and 1996                                                                    F-7

Notes to Financial Statements                                        F-8 - F-20

Schedule II - Valuation and Qualifying Accounts                            F-21

Supplementary Data - Selected Quarterly Financial Data (Unaudited)         F-22




All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS







To the Shareholders of
Krupp Government Income Trust:

     In our opinion, the accompanying financial statements and financial statement schedule listed in the index on page F-2 of this Form 10-K present fairly, in all material respects, the financial position of Krupp Government Income Trust (the "Trust") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted
accounting principles.  These  financial   statements  are  the  responsibility
of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.












Boston, Massachusetts
March 12, 1999


                            KRUPP GOVERNMENT INCOME TRUST

                                     BALANCE SHEETS

                             December 31, 1998 and 1997



                                                         ASSETS

                                                                              1998                       1997

Participating Insured Mortgage Investments

 ("PIMIs") (Notes B, C and J):
 Insured Mortgages                                                               $ 75,386,460       $108,470,247
 Additional loans, net                                                             11,243,862         19,209,108
Participating Insured Mortgages ("PIMs")
 (Notes B, D and J)                                                                47,737,583         48,112,523
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Notes B, E and J)                                               22,132,858         27,085,341

              Total mortgage investments                                          156,500,763        202,877,219

Cash and cash equivalents (Notes B and J)                                           9,004,397          9,749,804
Interest receivable and other assets                                                1,057,365          1,294,240
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,125,191
   and $6,658,224 respectively (Note B)                                             3,445,605          5,608,226
Prepaid participation servicing fees, net of
 accumulated amortization of $1,776,625
   and $1,839,070 respectively (Note B)                                             1,413,559          2,249,643

              Total assets                                                       $171,421,689       $221,779,132

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                                     $  5,773,669       $  7,871,606
Other liabilities                                                                      33,230             25,414

              Total liabilities                                                     5,806,899          7,897,020

Commitments (Note H)

Shareholders' equity (Notes A, F, H and I):
        Common stock, no par value; 17,510,000
        Shares authorized; 15,053,135 Shares
        issued and outstanding                                                    164,742,014        212,496,510
     Accumulated comprehensive income (Note B)                                        872,776          1,385,602

              Total Shareholders= equity                                          165,614,790        213,882,112

              Total liabilities and Shareholders'
                equity                                                           $171,421,689       $221,779,132








                                        The accompanying notes are an integral
                                           part of the financial statements.



                             KRUPP GOVERNMENT INCOME TRUST


                                   STATEMENTS OF INCOME

                 For the Years Ended December 31, 1998, 1997 and 1996


                                                             1998                    1997                 1996

Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                          $ 10,635,959          $12,180,539          $12,807,392
      Additional Loan interest                                   3,080,944              793,577               -
      Participation income                                       5,094,353            1,385,480              359,161
    Interest income - MBS                                        1,930,383            2,199,234            2,305,613
    Interest income cash and cash
       equivalents                                               1,180,647            1,058,966              885,874

      Total revenues                                            21,922,286           17,617,796           16,358,040

Expenses:
    Asset management fee
     to an affiliate (Note G)                                    1,331,745            1,531,026            1,604,853
    Expense reimbursements
     to affiliates (Note G)                                        207,165              395,934              343,214
    Amortization of prepaid fees
     and expenses                                                2,998,705            2,405,645            1,613,665
    General and administrative                                     433,860              385,956              315,613
    Provision for impaired mortgage
     Loans (Notes B and C)                                       2,114,346                 -                    -

             Total expenses                                      7,085,821            4,718,561            3,877,345

Net income (Note I)                                            $14,836,465          $12,899,235          $12,480,695

Basic earnings per share                                   $       .99         $       .86          $       .83

Weighted average shares outstanding                             15,053,135           15,053,135           15,053,135























                     The accompanying notes are an integral
                        part of the financial statements.



                        KRUPP GOVERNMENT INCOME TRUST

              STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

            For the Years Ended December 31, 1998, 1997 and 1996

                                                                                     Accumulated
                                                                                                           Total
                                              Common              Retained          Comprehensive        Shareholders'
                                               Stock             Earnings               Income              Equity


Balance at December 31, 1995                    $ 240,103,655      $     -               $ 1,574,821          $ 241,678,476

Dividends                                          (7,088,400)         (12,480,695)             -               (19,569,095)

Net income                                          -                   12,480,695              -                12,480,695

Change in unrealized gain
       on MBS                                          -                    -               (309,469)              (309,469)

Balance at December 31, 1996                      233,015,255            -                 1,265,352            234,280,607

Dividends                                         (20,518,745)         (12,899,235)             -               (33,417,980)

Net income                                          -                   12,899,235              -                12,899,235

Change in unrealized gain
       on MBS                                          -                    -                120,250                120,250

Balance at December 31, 1997                      212,496,510            -                 1,385,602            213,882,112

Dividends                                         (47,754,496)         (14,836,465)             -               (62,590,961)

Net income                                          -                   14,836,465              -                14,836,465

Change in unrealized gain
       on MBS                                          -                    -               (512,826)              (512,826)

Balance at December 31, 1998                     $164,742,014          $    -            $   872,776           $165,614,790


Shares issued and outstanding for each of the three years ended December 31, 1998 are 15,053,135






                         The accompanying notes are an integral
                            part of the financial statements.



                              KRUPP GOVERNMENT INCOME TRUST
                                 STATEMENTS OF CASH FLOWS

                   For the Years Ended December 31, 1998, 1997 and 1996


                                                                     1998               1997                   1996
Operating activities:
   Net income                                                       $ 14,836,465        $ 12,899,235           $12,480,695
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Amortization of premium and discounts                                  (7,646)              2,816                (1,110)
   Provision for impaired mortgage loans                               2,114,346               -                     -
   Amortization of prepaid fees and expenses                           2,998,705           2,405,645             1,613,665
   Changes in assets and liabilities:
    Decrease in interest receivable
     and other assets                                                    236,875             413,559               154,536
    Increase (decrease) in other
     liabilities                                                           7,816              (2,319)                7,156

         Net cash provided by operating
          activities                                                  20,186,561          15,718,936            14,254,942

Investing activities:
   Principal collections on Insured Mortgages                            855,221             891,321               855,308
   Principal collections on MBS                                        4,447,303           3,152,419             4,331,574
   Increase (decrease) in deferred
    income on Additional Loans                                        (2,097,937)            546,192             1,404,457
   Insured mortgage prepayments                                       32,603,506           5,630,985             8,862,450
   Additional Loan prepayments                                         5,850,900           1,540,000                -
   Acquisition of MBS                                                      -              (3,366,000)                 -

         Net cash provided by investing
          activities                                                  41,658,993           8,394,917            15,453,789

Financing activity:
   Dividends                                                         (62,590,961)        (33,417,980)          (19,569,095)

Net increase (decrease) in cash and
 cash equivalents                                                       (745,407)         (9,304,127)           10,139,636

Cash and cash equivalents, beginning
 of year   9,749,804                                                  19,053,931           8,914,295

Cash and cash equivalents, end of year                               $ 9,004,397        $  9,749,804           $19,053,931











                       The accompanying notes are an integral
                          part of the financial statements.

                            KRUPP GOVERNMENT INCOME TRUST

                            NOTES TO FINANCIAL STATEMENTS

A.    Organization

      Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (the "Shares"). The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. Berkshire Mortgage Advisors Limited Partnership ("BMALP")(the Advisor), acquired 10,000 of such Shares for $200,000 and 14,999,999 Shares were sold for $299,480,263 net of purchase volume discounts of $519,717 under a public offering which commenced on April 19, 1990 and ended on July 15, 1991. Under the Dividend Reinvestment Plan ("DRP"), 43,136 Shares were sold for $819,356 during its public offering. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.    Significant Accounting Policies

      The Trust uses the following accounting policies for financial reporting purposes:

             MBS

             The Trust, in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (AFAS 115"), classifies its MBS portfolio as available-for-sale. As such the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

             Effective January 1, 1998, the Trust adopted "Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income'" (FAS 130), was issued establishing standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Trust's financial position or results of operations.

             The Federal Housing Administration insured mortgages are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, AAccounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

             PIMs and PIMIs

             The Trust accounts for its Insured Mortgages which are MBS in accordance with FAS 115 under the classification of held to maturity. The Trust carries those MBS at amortized cost.

                               KRUPP GOVERNMENT INCOME TRUST

                               NOTES TO FINANCIAL STATEMENTS, Continued


B.    Significant Accounting Policies, Continued

             PIMs and PIMIs, Continued

             The Federal Housing Administration Insured Mortgages and all Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

             Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features as earned and when it deems these amounts are collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMIs generate sufficient cash flow to make the required Additional Loan interest payments with funds other than from escrows, the Trust may recognize income as earned and may commence amortizing deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the trust supsends amortizing interest income.

             The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

             Impaired Mortgage Loans

             Impaired loans are those loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral. Interest received on the impaired loans is generally applied against the loan principal or as interest income if deemed collectable by the Advisor.

             Cash Equivalents

             The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

             Prepaid Fees and Expenses

             Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes

                                KRUPP GOVERNMENT INCOME TRUST

B.    Significant Accounting Policies, Continued

             Prepaid Fees and Expenses, Continued

             prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call payoff of the underlying mortgage.

             The Trust amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured mortgage loan or a GNMA MBS and at closing if a Fannie Mae MBS.

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

C.    PIMIs

      The Trust had investments in six PIMIs on December 31, 1998 that provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program and insured by HUD (collectively the "Insured Mortgages"). The FHA first mortgage or the first mortgage underlying the GNMA security provides the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying
      property to a preferred  return,  then a percentage of any    appreciation
      thereafter. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made
      an Additional  Loan to the owners of the borrower to provide   additional
      funds for the construction and permanent financing of the property. The owners generally collateralize the Additional Loan through a pledge
      and security  agreement  that pledges  their  ownership   interests in the
      borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale

                              KRUPP GOVERNMENT INCOME TRUST

C.       PIMIs, Continued

      of the property or sale of the partnership interests. Amounts payable under the Additional Loan are neither guaranteed nor insured.

      The Trust receives monthly principal and interest ("Basic Interest") payments on the Insured Mortgage and is entitled to receive participation income under the subordinated promissory note and mortgage, and semi-annual interest payments ("Additional Loan Interest") and preferred interest under the Additional Loan. The Trust receives principal and interest payments on the insured mortgages currently, because these payments are insured or guaranteed; however, there are limitations to the amount and obligation to pay participation income and Additional Loan interest.

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

      The Insured Mortgage and subordinated promissory note generally have maturities of 30 to 40 years, however, under the subordinated promissory note the Trust can generally accelerate these maturity dates at any time after the ninth or tenth anniversary of final endorsement for coinsurance or insurance, but in certain cases for construction loans after the eleventh or twelfth anniversary of initial endorsement (commencement of construction) for coinsurance or insurance, upon giving twelve months written notice for the payment of all accrued participation interest through the accelerated maturity date. The Trust can accelerate the maturity date for payment of amounts due under the subordinated promissory note and the insured mortgage providing the contract of insurance or coinsurance with the Secretary of HUD on the insured mortgage is canceled prior to the accelerated maturity date.

      Additional Loan Interest is payable from the following sources: (i) any Surplus Cash received pursuant to the subordinated promissory note as Participating Income Interest, (ii) amounts conveyed to the Trust by the owners of the borrowing entity representing distributions of Surplus Cash and (iii) amounts in reserve accounts established with the Additional Loan proceeds, if available, and any interest earned on these amounts. If these sources are not sufficient to make Additional Loan Interest payments the owners of the borrowing entity must notify the Trust of the amount of the shortfall and at its option the Trust could require a capital call from the owners of the borrowing entity. The capital call would be equal to 50% of the Base Interest shortfall and the Trust in certain situations could convert the remaining 50% into an operating loan.

                               KRUPP GOVERNMENT INCOME TRUST

C.       PIMIs, Continued

      In addition to the Additional Loan Interest payments, the Additional Loan requires the payment of Preferred Interest representing a cumulative, non-compounded preferred return from the date of final endorsement to the date of calculation at interest rates ranging from 9.5% to 11% per annum on the outstanding balance of the Insured Mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrowing entity or the owners of the borrowing entity less: (i) interest payments paid to the Trust under the Insured Mortgage, (ii) Participating Income Interest and (iii) Additional Loan Interest payments made under the Additional Loan including amounts foregone by the Trust.

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

      On May 1, 1998, the borrowers on the Lifestlyes PIMI defaulted on its May 1998 debt service payment. The Trust continued to receive its monthly principal and interest payments guaranteed by GNMA. In December 1998, the Trust entered into a second modification agreement with the borrowers
      of the  Lifestlyes  PIMI    reducing  the  interest  paid  monthly on the
      insured mortgage by 1.75% per annum for 1998 and 1999 and 1.5% per annum for 2000 through 2007. In addition, the borrowers made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance. Under the Agreement any future surplus cash generated by property operations will be split evenly between the Trust and the borrowers as Participating Income Interest. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured first mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower(the repayment of the Additional Loan); and any remaining proceeds will be split 50% / 50% between the Trust and the borrower. The Trust will not earn any Preferred Return or Base Interest on the Additional Loan.

      During June of 1998, the Trust received a prepayment of the Park Highlands Insured Mortgage and Additional Loan having a remaining principal balances
      of $16,752,295  and $3,000,000  respectively.  In addition,  the    Trust
      received the following: (i) a Preferred Return of $1,481,865, (ii) Participating Appreciation interest of $1,206,719, (iii) a Prepayment Premium of $479,476, (iv) Participating Income interest of $211,316 and
      (v) Additional Loan interest payable through the date of sale of $57,945.

      On July 15, 1998, the Trust received a prepayment of The Coconut Palm Club Insured Mortgage having a remaining principal balance of $15,851,211. In addition, in June the Trust received a prepayment of the Coconut Palm Club

                           KRUPP GOVERNMENT INCOME TRUST

C.    PIMIs, Continued

      Additional Loan of $2,850,900. The Trust also received a preferred return of $1,419,116 and Additional Loan interest payable through the date of sale of $89,091.

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

      Mountain View Apartments has been adversely affected by a competitive housing market in the Huntsville area. Since September 1998 the borrower of the Mountain View Additional Loan has been in technical defaulton its Additional Loan for not making the full required interest payments. The Advisor is currently assessing the feasibility of extending debt service relief to the borrower until the market stabilizes.

      On February 6, 1997, the Trust, with the approval of the independent Trustees, agreed to a workout with the borrower of the Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows: a) interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the Insured Mortgage: b) the borrower, McNab KC-3 L.P. ("McNab"), contributed $133,036 of new equity into the property; c) the borrower will cap the annual management fee paid to an affiliate at 3% of revenues; d) the Trust's participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Additional Loan Interest is payable from the Trust's share of Surplus Cash and unpaid amounts accrue at 7.5% per annum; and
      f) the  Trust's participation  in a sale or refinancing,  after  repayment
      of the  first  mortgage  and  additional  loans,   interest  rate  relief,
      accrued  Additional  Loan  Interest  and  McNab=s  new  equity,  shall be
      50% of any   remaining  proceeds  up to an  amount  which  would  result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.

      During the first quarter of 1997 the Trust received proceeds from the prepayment of The Timber Ridge Apartments PIMI as follows: $1,540,000 to payoff the Additional Loan; $1,246,159 representing Participation income which includes prepayment penalties; $5,630,985 to payoff the outstanding first mortgage principal balance. During the third quarter of 1997, the Trust made a special dividend of $.92 per share to its investors. This special dividend was funded from the 1996 Canyon Ridge PIM prepayment and the 1997 Timber Ridge prepayment proceeds, net of the reinvestment in a $3,400,000 face value insured multifamily mortgage.

      At December 31, 1998 and 1997 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.

      The Trust's investments in PIMIs consist of the following at December 31, 1998 and 1997:

                                 Continued


                                           KRUPP GOVERNMENT INCOME TRUST

                                     NOTES TO FINANCIAL STATEMENTS, Continued


      C.  PIMIs, Continued
                                    Original
                                      Loan           Interest        Maturity           Balance Outstanding
      PIM      Amount               Rate               Date            at December 31,
                                                                                        1998                  1997
Lifestyles (GNMA)                      $10,292,394     7.00%(a)       5/1/32           $10,022,381          $ 10,074,176

Windward (GNMA)                         14,000,778     7.50%(b)       6/1/32            13,667,163            13,732,172

Audubon Villas (GNMA)                   15,250,000     7.75%          9/15/33           14,909,371            14,985,694

Coconut Palm (GNMA)                     16,155,100     8.25%          5/1/33                 -                15,899,315

Mountain View (FHA)                      9,547,700     8.125%(c)      1/1/34             9,363,459             9,407,192

Red Run (FHA)                           19,019,600     7.875%         5/1/34            18,651,261                 18,742,124

Park Highland (FHA)                     17,068,500     7.625%         1/1/34                 -                16,788,083

The Seasons (FHA) (d)                    9,075,351     7.875%        10/1/28             8,772,825             8,841,491

                                      $110,409,423                                     $75,386,460          $108,470,247
                                                                                        (f)

                                                                             Base        Preferred
                                    Outstanding Balance                   Interest        Interest
      Additional Loan                 1998                1997              Rate            Rate
      Lifestyles (a)                $ 1,817,665         $ 1,817,665          -                -

      Windward                        2,471,294           2,471,294          7.5%             10%

      Audubon Villas                  2,691,000           2,691,000          7.0%             10%

      Coconut Palm                       -                2,850,900          7.5%             11%

      Mountain View (c)               1,553,600           1,553,600          7.0%             10%

      Red Run                         2,900,000           2,900,000          7.0%             10%

      Park Highland                      -                3,000,000          7.5%             9.5%

      The Seasons (d)(e)              1,924,649           1,924,649          9.0%             10%

                                    $13,358,208        $ 19,209,108

      (a) The Trust entered into an Agreement which reduced the interest rate on the Insured Mortgage by 1.75% per annum effective January 1, 1998 for a period of twenty-four months and 1.5% per annum for 2000 though 2007. The Trust will not receive any Additional Loan Base or Preferred interest due to workout.
      (b) The Trust entered into an agreement which reduced the interest rate on the Insured Mortgage by 2.0% per annum for 1997 and by 1.0% for 1998 through 2000.
      (c) The Trust entered into an agreement which reduced the interest rate on the Insured Mortgage .5% per annum effective July 1, 1995 for a period of eighteen months. The borrower was also allowed to forego making

                                      Continued

                           KRUPP GOVERNMENT INCOME TRUST

C.       PIMIs, Continued

              four semiannual Additional Loan interest payments beginning March 1, 1995. These unpaid amounts will be payable from the net proceeds of a sale or refinancing of the property.
      (d) The total PIM and Additional Loan on this property were $32,300,000 and $6,850,000, respectively, of which 72% is held by Krupp Government Income Trust II. The Seasons is affiliated with the Advisor of the Trust.
      (e) The Additional Loan interest rate was 6% per annum for the first three years and beginning in September 1996 increased to 9% per annum.
      (f)     The aggregate cost for federal income tax purposes is $75,386,460.


Impaired Mortgage Loans

As a result of continued deterioration in property operations, the Advisor of the Trust determined that the Lifestyles Additional Loan was impaired. As a result, a valuation allowance of $1.1 million has been established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust will recognize interest income to the extent cash is received and supported by operating cash flow generated by the collateral. The Trust did not recognize interest income on the Lifestyles Additional Loan during 1998.

The Advisor of the Trust has determined that The Mountain View Additional Loan is impaired. The Trust will recognize interest income to the extent cash received is supported by operating cash flow generated by the collateral. The Trust did not recognize interest income on the Mountain View Additional Loan during 1998. In addition, a valuation allowance of $984,000 has been established to adjust the carrying amount of the loan to estimated fair market value of the collateral less anticipated costs of sale.

The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                         Recorded              Valuation             Carrying
                                            Value              Allowance               Value

Lifestyles                                 $1,817,665              $1,130,346            $687,319

Mountainview                                1,553,600                 984,000             569,600

Balance at December
        31, 1998                           $3,371,265              $2,114,346          $1,256,919

The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each period with the exception of the impairment recorded in the fourth quarter of 1998 for the Lifestyles and Mountainview additional loans. The Trust has also deferred income related to Lifestyles and Mountain View of $687,319 and $367,383, respectively.

A reconciliation of activity for each of the three years in the period ended December 31, 1998 is as follows:


                                  Continued


                             KRUPP GOVERNMENT INCOME TRUST

                     NOTES TO FINANCIAL STATEMENTS, Continued

      C.  PIMIs, Continued

                                                       1998                        1997                   1996

Balance at beginning of period                         $108,470,247               $114,625,179            $115,131,611

     Insured mortgage prepayments                       (32,603,506)                (5,630,985)               -

     Principal collections    (480,281)                    (523,947)                  (506,432)

Balance at end of period  $ 75,386,460                 $108,470,247               $114,625,179

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

   D. PIMs

    The Trust had investments in five PIMs at December 31, 1998. The Trust's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "Insured Mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

    The Trust receives guaranteed monthly payments of principal and interest on the GNMA and Fannie Mae MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

    Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the

                                   Continued

                            KRUPP GOVERNMENT INCOME TRUST

D.    PIMs, continued

      monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, and (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in value
      of the underlying  property   in excess of a specified  base.  Payment of
      participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. Payment of participation interest at the time of the prepayment of the PIM or upon its maturity generally cannot exceed 50% of any increase in value of the underlying property.

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

      At December 31, 1998 and 1997 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

      The Trust's PIMs consisted of the following at December 31, 1998 and 1997:

                                   Original
                                     Loan         Interest        Maturity
PIM                                 Amount           Rate           Date                Balance at December 31,
                                                                                              1998               1997
River View (GNMA)                     $ 9,284,877      8.00%         1/15/33              $ 9,070,196        $ 9,116,775

Mill Pond (FHA)                         7,812,100      8.15%         1/1/33                 7,622,447          7,661,308

Waterford (FHA)                         6,935,900      8.125%        8/1/32                 6,752,284          6,787,988

Rivergreens (FHA)                      10,003,000      8.005%        4/1/33                 9,765,665          9,815,836

Lincoln Green (FNMA)                   15,565,000      6.75%        10/1/02                14,526,991         14,730,616
                                                                        (a)
   Total                              $49,600,877                                       $47,737,583          $48,112,523


                                                                                          (b)

(a)  Normal  monthly  benefit  is  based  on  a  30-year  amortization.   All
     unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.
(b)  The aggregate cost for federal income tax purposes is $47,737,583.

A reconciliation of activity for each of the three years in the period ended December 31, 1998 is as follows:





                                  Continued


                         KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued


D.    PIMs, continued
                                                      1998                 1997                 1996

Balance at beginning of period                        $48,112,523         $48,479,897            $57,691,223

   PIM prepayment                                           -                   -                 (8,862,450)
   Prinicipal collections                                (374,940)           (367,374)              (348,876)

Balance at end of period                              $47,737,583         $48,112,523            $48,479,897

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

E. MBS

     At December 31, 1998, the Trust's MBS portfolio had an amortized cost of $16,255,176 and gross unrealized gains and losses of $875,328 and $2,552, respectively. At December 31, 1998, the Trust has a FHA insured mortgage with an amortized cost of $4,904,905. At December 31, 1997, the Trust's MBS portfolio had an amortized cost of $25,699,739 and gross unrealized gains of $1,385,602. The Trust's MBS have maturities ranging from 2008 to 2029.

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

                                                     Continued

                             KRUPP GOVERNMENT INCOME TRUST

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

     During the three years ended December 31, 1998, the Trust received interest collections on Additional Loans with affiliates of the Advisor of the Trust of $218,841, $400,838, and $234,593 respectively. In addition, the Trust received $93,457 in 1998 and $32,622 in 1997 related to Participating Interest Income.

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

I. Federal Income Taxes

     Net income per statement of income                          $ 14,836,465

     Add:     Provision for impaired mortgage loan                  2,114,346
     Less:    Additional Loan interest deferred
      for book purposes                                            (1,478,403)

     Book to tax difference for amortization
      of prepaid fees and expenses                                   (557,790)

     Net income for federal income tax purposes                  $ 14,914,618

     The Trust paid dividends of $4.16 per share during 1998 which represents approximately $.99 from ordinary income and $3.17 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $7,311,000 and $4,622,000 at December 31, 1998 and 1997, respectively. The basis of the Trust=s liabilities for financial reporting purposes exceeded its tax basis by approximately $5,774,000 and $7,872,000 at December 31, 1998 and 1997, respectively.

J. Fair Value Disclosures of Financial Instruments

     The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

                                      Continued

                           KRUPP GOVERNMENT INCOME TRUST

J. Fair Value Disclosures of Financial Instruments, continued

      Cash and Cash Equivalents

      The carrying amount approximates fair value because of the short maturity of those instruments.

      MBS

      The Trust estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted price of MBS with similar interest rates.

      PIMs and PIMIs

      There is no active trading market for these investments, so management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the Insured Mortgages. Additional Loans are based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust's estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized losses and gains of approximately $5,647,000 and $1,491,000, respectively, at December 31, 1998 and gross unrealized losses and gains of approximately $6,551,000 and $381,000, respectively, at December 31, 1997.

      At December 31, 1998 and 1997, the Trust estimated the fair value of its financial instruments as follows:

                                                              (amounts in thousands)
                                                             1998                        1997
                                                       Fair        Carrying         Fair        Carrying
                                                       Value          Value         Value         Value

         Cash and cash equivalents                      $  9,004       $ 9,004       $  9,750       $ 9,750

         MBS                                              22,473        22,133         27,085        27,085

         PIMs and PIMIs:
           PIMs                                           49,229        47,738         48,382        48,113
           Insured mortgages                              77,627        75,386        109,902       108,470
           Additional Loans                               11,244        11,244         19,209        19,209

                                                        $169,577      $165,505       $214,328      $212,627


                                      KRUPP GOVERNMENT INCOME TRUST

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                            Balance at           Charged to                               Balance at
                             Beginning           costs and                                    end of
Description                  of period            expenses            Revenues            period

Additional Loan                $  -                  $2,114,346           $   -                $2,114,346
(1)      (2)


(1) The Trust recognized a valuation allowance related to the Lifestyles and Mountain View Additional Loans.