Form 10-Q
period 1999-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 1999-05-14
CIK 857264

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999

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


                               (617) 523-0066
                    (Registrant's telephone number, including area code)



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

                        KRUPP GOVERNMENT INCOME TRUST

                               BALANCE SHEETS

                                  ASSETS
                                                                            March 31,                   December 31,
                                                                              1999                       1998
Participating Insured Mortgage Investments
   ("PIMIs") (Note 2):
 Insured Mortgages                                                               $75,282,186             $75,386,460
 Additional Loans, net of impairment provision
    of $2,114,346                                                                 11,243,862              11,243,862
Participating Insured Mortgages ("PIMs")(Notes 2)                                 47,639,105              47,737,583
Mortgage-Backed Securities ("MBS") (Note 3)                                       20,587,263              22,132,858

           Total mortgage investments                                            154,752,416             156,500,763


Cash and cash equivalents                                                          9,145,850               9,004,397
Interest receivable and other assets                                               1,071,476               1,057,365
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,341,302
 and $6,125,191, respectively                                                      3,229,494               3,445,605

Prepaid participation servicing fees, net of
 accumulated amortization of $1,856,380 and
 $1,776,625, respectively                                                          1,333,804               1,413,559

           Total assets                                                         $169,533,040            $171,421,689


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Deferred income on Additional Loans (Note 5)                                    $  5,853,511            $  5,773,669
Other liabilities                                                                    702,580                  33,230

           Total liabilities                                                       6,556,091               5,806,899

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
     Shares authorized; 15,053,135 Shares
     issued and outstanding                                                      162,155,706             164,742,014
   Accumulated comprehensive income                                                  821,243                 872,776

           Total Shareholders= equity                                            162,976,949             165,614,790

           Total liabilities and Shareholders'equity                         $   169,533,040            $171,421,689






                                         The accompanying notes are an integral
                                            part of the financial statements.

                                         KRUPP GOVERNMENT INCOME TRUST

                                               STATEMENTS OF INCOME


                                                                                    For the Three Months
                                                                                        Ended March 31,
                                                                                       1999       1998
Revenue:
    Interest income - PIMs and PIMIs:
       Basic interest                                                         $  2,345,840          $3,055,916
       Additional loan interest                                                    108,267             108,267
       Participation income                                                           -                 26,750
    Interest income - MBS                                                          410,032             519,644
    Interest income cash and cash equivalents                                      108,030             128,420

         Total revenue                                                           2,972,169           3,838,997

Expenses:
   Asset management fee to an affiliate                                            289,602             371,588
   Expense reimbursements to affiliates                                             18,215              95,646
   Amortization of prepaid fees and expenses                                       295,866             379,594
   General and administrative                                                       62,521              82,602

         Total expenses                                                            666,204             929,430

Net income                                                                    $  2,305,965        $  2,909,567

Basic earnings per Share                                                      $        .15        $        .19

Weighted average Shares outstanding                                             15,053,135          15,053,135



                                      The accompanying notes are an integral
                                         part of the financial statements.


                                          KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS



                                                                                  For the Three Months
                                                                                    Ended March 31,

                                                                                    1999                1998
Operating activities:
   Net income                                                                           2,305,965        $ 2,909,567

   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of premium and discounts                                                   351                 36
      Amortization of prepaid fees and expenses                                           295,866            379,594
      Changes in assets and liabilities:
        Decrease (increase) in interest receivable and
           other assets                                                                   (14,111)            93,098
        Increase in other liabilities                                                     669,350                766

               Net cash provided by operating activities                                3,257,421          3,383,061

Investing activities:
     Principal collections on MBS                                                       1,493,711            967,643
     Principal collections on PIMs and insured
       mortgages                                                                          202,752            226,193
     Increase in deferred income
       on Additional Loans                                                                 79,842            219,530

               Net cash provided by investing activities                                1,776,305          1,413,366


Financing activity:
   Dividends                                                                           (4,892,273)        (4,892,274)

Net increase (decrease) in cash and cash equivalents                                      141,453            (95,847)

Cash and cash equivalents, beginning of period                                          9,004,397          9,749,804

Cash and cash equivalents, end of period                                             $  9,145,850        $ 9,653,957



                           The accompanying notes are an integral
                             part of the financial statements.

                                                KRUPP GOVERNMENT INCOME TRUST

                                                NOTES TO FINANCIAL STATEMENTS


1.    Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Trust. In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs and PIMIs

At March 31, 1999, the Trust's PIMs and PIMIs have a fair value of approximately $137,899,000 and gross unrealized gains of approximately $3,734,000. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At March 31, 1999 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

3.  MBS

At March 31,  1999,  the  Trust's MBS  portfolio  has an  amortized  cost of
$19,766,020   and   unrealized   gains  and  losses  of  $828,759   and  $7,516,
respectively. The MBS portfolio has maturities ranging from 2008 to 2029.

4.    Changes in Shareholders' Equity

A summary of changes in shareholders' equity for three months ended March 31, 1999 is as follows:

                                           Total                        Accumulated
                                           Common           Retained   Comprehensive             Shareholders'
                                           Stock            Earnings            Income              Equity
Balance at December 31, 1998         $164,742,014            $    -                  $ 872,776     $165,614,790

Net income                                  -                  2,305,965                         -         2,305,965

Dividends                              (2,586,308)            (2,305,965)                  -              (4,892,273)

Decrease in unrealized
 gain on MBS                                -                      -                   (51,533)              (51,533)

Balance at March 31, 1999             $162,155,706            $    -                $  821,243     $ 162,976,949




                                KRUPP GOVERNMENT INCOME TRUST

                         NOTES TO FINANCIAL STATEMENTS, continued


5. Related Party Transactions During the three months ended March 31, 1999 and 1998, the Trust received $86,609 and $86,609, respectively, of interest income on Additional Loans from an affiliate of the Advisor. In addition, the Trust received $26,749 related to participation interest income for the three months ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

In this regard, the Advisor of the Trust, along with certain affiliates, upgraded the computer hardware and software during 1997 and 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready.

The Advisor of the Trust is evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is surveying these third party providers and assessing their readiness with year 2000. To date, the Trust is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Trust has not yet obtained all written assurances that these providers would be Year 2000 ready.

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

Liquidity and Capital Resources

At March 31, 1999 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $9.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is dividends paid to investors of approximately $4.9 million per quarter. The Trust currently has an annual dividend rate of $1.30 per share, paid in quarterly installments of $.325 per share. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors. The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the foreseeable future. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

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

The Advisor continues to monitor the operations of the Lifestyles and Windward Lakes PIMIs that are operating under workout arrangements. Through the first quarter of 1999 the operations of these properties have remained stable. In 1998, the borrower of the Audubon Villas PIMI notified the Trust of its intention to prepay this PIMI. At this time the Advisor cannot determine if a prepayment will actually occur, but in the event of a prepayment the Advisor anticipates the Trust will receive a substantial amount of participation income. The Trust is in the process of negotiating debt service relief with the borrower of the Mountain View Apartments PIMI and hopes to conclude these negotiations during the second quarter. The Trust anticipates reducing the interest rate by 1.25% per annum and having the borrower make base interest payments on the Additional Loan to the extent the property generates surplus cash. The Seasons PIMI continues to perform well and is generating sufficient cash flow from property operations to make the base interest payments on the Additional Loan. The property underlying the Red Run PIMI is generating cash flow from operations to fund a portion of its Additional Loan base interest payments and has sufficient escrows to make up any shortfalls in base interest payments during 1999.

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

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association (AGNMA@) or the Department of Housing and Urban Development ("HUD") and the certainty of cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally-chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally-chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents an interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.


The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's ability to maintain occupancy levels, control operating expenses, maintain the property and obtain adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $8.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

Net income for the first quarter of 1999 decreased by approximately $604,000 as compared to the first quarter of 1998 due primarily to lower basic interest on PIMs and PIMIs caused by the prepayments of the Coconut Club and Park Highland PIMIs in 1998. Additionally these prepayments reduced the Trust's investment in mortgages, which contributed to the $82,000 decline in asset management fees during the first quarter of 1999 versus the first quarter of 1998. Amortization expense decreased $84,000 in 1999 as compared to 1998 due to fully amortizing the prepaid fees and expenses associated with the Coconut Club and Park Highland PIMIs in 1998. Expense reimbursements to affiliates decreased $77,000 during 1999 as compared to 1998 due primarily to a $49,000 rebate related to 1998 expense reimbursements.

The Trust generally funds a portion of its dividends with principal collections which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future. Additionally, asset management fees will decrease as the Trust's investments in MBS, PIMs and insured mortgages continue to decline as a result of principal collections.

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



DATE:   April 30, 1999