Form 10-Q
period 1999-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 1999-08-16
CIK 857264

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                          FORM 10-Q

(Mark One)


X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999

                              OR



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to



         Commission file number          0-19244


               Krupp Government Income Trust

      Massachusetts                                        04-3089272
(State or other jurisdiction                  (IRS employer identification no.)
of incorporation or organization)



One Beacon Street, Boston, Massachusetts                      02108
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

                         KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS


                                     ASSETS
                                                                                   June 30,           December 31,
                                                                                   1999                   1998
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
   Insured Mortgages                                                        $   75,175,715         $    75,386,460
   Additional loans, net of impairment provision of $2,114,346                  11,243,862              11,243,862
Participating Insured Mortgages ("PIMs")
 (Notes 2)                                                                      47,538,654              47,737,583
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                                                      19,349,413              22,132,858

           Total mortgage investments                                          153,307,644             156,500,763

Cash and cash equivalents                                                        7,475,528               9,004,397
Interest receivable and other assets                                             1,014,211               1,057,365
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,557,413
 and $6,125,191, respectively                                                    3,013,383               3,445,605
Prepaid participation servicing fees, net of
 accumulated amortization of $1,936,134 and
 $ 1,776,625, respectively                                                       1,254,050               1,413,559

           Total assets                                                     $  166,064,816         $   171,421,689

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans
   (Note 5)                                                                 $    5,958,322         $     5,773,669
Other liabilities                                                                  124,962                  33,230

           Total liabilities                                                     6,083,284               5,806,899

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares
   issued and outstanding                                                      159,392,153             164,742,014

  Accumulated comprehensive income                                                 589,379                 872,776

           Total Shareholders' equity                                          159,981,532             165,614,790

           Total liabilities and Shareholders'
             equity                                                         $  166,064,816         $   171,421,689



                                         The accompanying notes are an integral
                                            part of the financial statements.


                                             KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                    For the Three Months                 For the Six Months
                                                        Ended June 30,                     Ended June 30,

                                                   1999               1998                1999            1998

Revenues:
   Interest income - PIMs
    and PIMIs:
    Basic interest                          $  2,288,267      $  2,955,766        $  4,634,107    $  6,011,682
    Additional Loan
       Interest                                   79,398         2,754,049             187,665       2,862,316
    Participation income                          75,020         4,871,325              75,020       4,898,075
   Interest income - MBS                         390,263           498,604             800,295       1,018,248
   Other interest income                          97,134           257,217             205,164         385,637

         Total revenues                        2,930,082        11,336,961           5,902,251      15,175,958

Expenses:
   Asset management fee
    to an affiliate                              290,685           359,209             580,287         730,797
   Expense reimbursements
    to affiliates                                 67,479           (27,525)             85,694          68,121
   Amortization of prepaid
    fees and expenses                            295,865         1,259,126             591,731       1,638,720
   General and
    administrative                               147,333           141,447             209,854         224,049

         Total expenses                          801,362         1,732,257           1,467,566       2,661,687

Net income                                     2,128,720         9,604,704           4,434,685      12,514,271

Other comprehensive income:
   Net change in unrealized
   gain on MBS                                  (231,864)           25,408            (283,397)        (64,285)

Total comprehensive income                  $  1,896,856      $  9,630,112        $  4,151,288    $ 12,449,986

Basic earnings per Share                    $        .14      $        .64        $        .29    $       .83

Weighted average Shares
 outstanding                                         15,053,135                            15,053,135




                                      The accompanying notes are an integral
                                         part of the financial statements.


                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS


                                                                                          For the Six Months
                                                                                             Ended June 30,

                                                                                      1999                  1998
Operating activities:
   Net income                                                                   $    4,434,685      $   12,514,271
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of net premium                                                        2,194               -
      Amortization of prepaid fees and expenses                                        591,731           1,638,720
      Changes in assets and liabilities:
         Decrease in interest receivable and other
          assets                                                                        43,154             117,370
         Increase (decrease) in other liabilities                                       91,732              (8,453)

               Net cash provided by operating activities                             5,163,496          14,261,908

Investing activities:
   Principal collections on MBS                                                      2,497,854           2,151,336
   Insured mortgage prepayment                                                           -              16,752,295
   Principal collections on PIMs                                                       409,674             449,695
   Collection of Additional Loan                                                         -               5,850,900
   Increase (decrease) in deferred income on
      Additional Loans                                                                 184,653          (2,293,297)

               Net cash provided by investing activities                             3,092,181          22,910,929

Financing activity:
   Dividends                                                                        (9,784,546)         (9,784,546)

Net (decrease) increase in cash and cash equivalents                                (1,528,869)         27,388,291

Cash and cash equivalents, beginning of period                                       9,004,397           9,749,804

Cash and cash equivalents, end of period                                        $    7,475,528      $   37,138,095





                                         The accompanying notes are an integral
                                            part of the financial statements.

                                            KRUPP GOVERNMENT INCOME TRUST

                                            NOTES TO FINANCIAL STATEMENTS


1.    Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), the Advisor to Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Trust. In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

In June 1999, the Trust entered into a second modification agreement (the "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the insured mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation features. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by property. Under the Agreement, the Trust will receive 75% of the first $130,667 of surplus cash and 50% of any remaining surplus cash on an annual basis to pay the base interest on the Additional Loan. Unpaid Additional Loan base interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals related to the Additional Loan have been forgiven. In addition, the borrower will repay $153,600 of the Additional Loan and fund approximately $54,000 to a reserve for property improvements.

At June 30, 1999,  the Trust's PIMs  and  PIMIs  have a fair  value of
approximately  $135,403,097 and gross unrealized   gains  and  losses  of
approximately   $2,005,102   and  $560,236 respectively.  The PIMs and PIMIs
have maturities ranging from 2002 to 2034. At June 30, 1999, the Trust's six participating insured mortgage loans were not delinquent of principal and interest payments. Management believes that the impairment provision of $2,114,346 is adequate based on its analysis of property operations underlying the Additional Loans.


                                Continued

                                             KRUPP GOVERNMENT INCOME TRUST

3.    MBS

At June 30, 1999, the Trust's MBS portfolio has an amortized cost of $18,760,034 and unrealized gains and losses of $608,216 and $18,837, respectively. The MBS portfolio has maturities ranging from 2008 to 2035. At June 30, 1999, the Trust's insured mortgage loan was not delinquent of principal and interest payments.


4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended June 30, 1999 is as follows:

                                            Total                                 Accumulated
                                           Common             Retained           Comprehensive       Shareholders'
                                            Stock             Earnings               Income             Equity
Balance at December 31, 1998          $  164,742,014        $     -              $    872,776        $   165,614,790

Net income                                     -              4,434,685                 -                  4,434,685


Dividends                                 (5,349,861)        (4,434,685)                -                 (9,784,546)

Decrease in unrealized
 gain on MBS                                   -                  -                  (283,397)              (283,397)

Balance at June 30, 1999              $  159,392,153        $     -              $    589,379        $   159,981,532


5. Related Party Transactions

During the three months ended June 30, 1999 Additional Loan interest income from an affiliate of the Advisor of $57,740 was received. During the six months ended June 30, 1999 and 1998, Additional Loan interest income from an affiliate of the Advisor of $144,348 and $86,609, respectively, was received. In addition, the Trust received $75,020 of participation from an affiliate of the Advisor during the second quarter and first half of 1999 and received $26,749 of participation interest during the six months ended June 30, 1998.

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

In this regard, the Advisor of the Trust, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Advisor incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 200. There are no other significant internal systems or software that the Trust is using at the present time.

The Advisor of the Trust surveyed the Trust's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Trust does not anticipate any problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless the Advisor is developing contingency plans for all of its "mission-critical functions" to insure business continuity.

In addition, the Trust is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the Trust does not anticipate these would materially impact its results of operations, liquidity or capital resources.

To date, the Trust has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the Advisor and it is estimated that any future Year 2000 readiness costs will be borne by the Advisor.

Liquidity and Capital Resources

At June 30, 1999 the Trust has significant liquidity consisting of cash and cash equivalents, of approximately $7.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors for the forseeable future.

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

The Advisor of the Trust periodically reviews the dividend rate to determine whether an adjustment to the dividend rate is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust can maintain the current dividend rate for the remainder of the year. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

The Trust's investments in PIMs and PIMIs, in addition to providing guaranteed or insured monthly principal and interest payments on the MBS and insured mortgages, may provide the Trust with additional income through participation in the cash generated by the operations of the underlying properties and a portion of the appreciation realized upon the sale or refinancing of the underlying properties. The Trust's participation interests and the principal and interest payments on the Additional Loan portion of the PIMIs are neither insured nor guaranteed and will depend primarily on the successful operation of the underlying properties.

The Advisor continues to monitor the operations of the Lifestyles and Windward Lakes PIMIs that are operating under workout arrangements. Through the second quarter of 1999 the operations of these properties have remained stable. The Advisor expects the Audubon Villas PIMI to prepay during the third quarter of 1999 and anticipates the Trust will receive a substantial amount of participation income. The Seasons PIMI continues to perform well and is generating sufficient cash flow from property operations to make the Additional Loan interest payments. The property underlying the Red Run PIMI is generating cash flow from operations to fund a portion of its Additional Loan interest payments and has sufficient escrows to make up any shortfalls during 1999.

In June 1999 the Trust entered into a second modification agreement with the borrowers of the Mountain View Apartments PIMI reducing interest paid monthly on the insured mortgage by 1.25% per annum from January 1, 1999 through December 31, 2004 and changing the participation features. Under the Agreement the Trust will receive 75% of the first $130,667 of the surplus cash and 50% of any remaining surplus cash on an annual basis to pay the Additional Loan interest except that $288,580 of existing accruals related to the Additional Loan have been forgiven. Unpaid Additional Loan interest shall accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower will pay down $153,600 of the Additional Loan and fund a $54,000 reserve for property improvements.

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

Assessment of Credit Risk

The Trust's investments in MBS and insured mortgages are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust includes in cash and cash equivalents approximately $7.4 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

Net income decreased $7.5 million and $8.1 million for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Basic interest on PIMs and PIMIs decreased $667,000 and $1,378,000 during the three and six months ended June 30, 1999 and 1998, respectively, due to the Park Highland and Coconut Club PIMI prepayments. Additional Loan interest and Participation income were higher in 1998 versus 1999 due to the recognition of previously deferred income on the Park Highland and Coconut Palm Additional Loans and the participation interest received from these prepayments. Interest income on MBS decreased $108,000 and $218,000 during the three and six months ended June 30, 1999 due to the on-going principal collections reducing the Trust's MBS investments.

Asset management fees declined $69,000 and $151,000 during the second quarter and first half of 1999 as compared to the corresponding periods in 1998 due primarily to the prepayments of the Park Highland and Coconut Club PIMIs. Amortization expense was higher in the second quarter and first half of 1998 as compared to 1999 due primarily to fully amortizing the prepaid fees and expenses associated with the Park Highland PIMI in June of 1998.

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

Item 3.       Defaults upon Senior Securities
              Response:  None

Item 4.       Submission of Matters to a Vote of Security Holders
              Response:  None

Item 5.       Other Information
              Response:  None

Item 6.       Exhibits and Reports on Form 8-K
               (a) Exhibits

(10-1)        Second modification agreement between
              Krupp Government Income
              Trust, Berkshire Mortgage Finance Corporation, and Mountain View Ltd.

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



                            BY:    / s / Robert A. Barrows

                                   Robert A. Barrows
                                   Treasurer and Chief
                                   Accounting Officer of
                                   Krupp Government Income Trust














DATE:    August 6, 1999