Form 10-Q
period 1999-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 1999-11-15
CIK 857264

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                       FORM 10-Q

(Mark One)

X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999

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

                              KRUPP GOVERNMENT INCOME TRUST

                                      BALANCE SHEETS


                                          ASSETS
                                                                              September 30,            December 31,
                                                                                   1999                    1998
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
 Insured Mortgages                                                          $   60,219,084         $    75,386,460
 Additional loans, net of impairment provision of $2,114,346                     8,399,262              11,243,862
Participating Insured Mortgages ("PIMs")
 (Note 2)                                                                       47,436,190              47,737,583
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                                                      18,335,257              22,132,858

           Total mortgage investments                                          134,389,793             156,500,763

Cash and cash equivalents                                                        6,603,696               9,004,397
Interest receivable and other assets                                               868,179               1,057,365
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $ 7,139,099
 and $ 6,125,191, respectively                                                   2,431,697               3,445,605
Prepaid participation servicing fees, net of
 accumulated amortization of $ 2,148,066 and
 $ 1,776,625, respectively                                                       1,042,118               1,413,559

           Total assets                                                     $  145,335,483         $   171,421,689

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans
   (Notes 2 and 5)                                                          $    4,025,450         $     5,773,669
Other liabilities                                                                   74,750                  33,230

           Total liabilities                                                     4,100,200               5,806,899

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares
   issued and outstanding                                                      140,731,258             164,742,014

  Accumulated comprehensive income                                                 504,025                 872,776

           Total Shareholders' equity                                          141,235,283             165,614,790

           Total liabilities and Shareholders'
             equity                                                         $  145,335,483         $   171,421,689



                                         The accompanying notes are an integral
                                            part of the financial statements.


                                              KRUPP GOVERNMENT INCOME TRUST

                                                  STATEMENTS OF INCOME


                                                    For the Three Months                 For the Nine Months
                                                     Ended September 30,                 Ended September 30,

                                                   1999             1998               1999            1998

Revenues:
   Interest income - PIMs
    and PIMIs:
    Basic interest                          $  2,127,439      $  2,400,678        $  6,761,546    $  8,412,360
      Additional loan interest                 2,128,724           196,970           2,316,389       3,059,286
      Participation income                     2,193,485           151,417           2,268,505       5,049,492
   Interest income - MBS                         371,727           466,103           1,172,022       1,484,351
   Other interest income                         178,998           557,286             384,162         942,923

         Total revenues                        7,000,373         3,772,454          12,902,624      18,948,412

Expenses:
   Asset management fee
    to an affiliate                              267,621           301,642             847,908       1,032,439
   Expense reimbursements
    to affiliates                                 67,479            69,522             153,173         137,643
   Amortization of prepaid
    fees and expenses                            793,618         1,064,119           1,385,349       2,702,839
   General and administrative                     71,201           112,730             281,055         336,779

         Total expenses                        1,199,919         1,548,013           2,667,485       4,209,700

Net income                                     5,800,454         2,224,441          10,235,139      14,738,712

Other comprehensive income:
   Net change in unrealized
      gain on MBS                                (85,354)          171,259            (368,751)        106,974

Total comprehensive income                  $  5,715,100      $  2,395,700        $  9,866,388    $ 14,845,686

Earning per Share                           $        .39      $        .15        $        .68    $        .98

Weighted average Shares
 outstanding                                         15,053,135                            15,053,135




                                      The accompanying notes are an integral
                                         part of the financial statements.

                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS



                                                                                         For the Nine Months
                                                                                          Ended September 30,

                                                                                      1999                  1998
Operating activities:
   Net income                                                                   $   10,235,139      $   14,738,712
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of net premium                                                        2,933               -
      Amortization of prepaid fees and expenses                                      1,385,349           2,702,839
      Changes in assets and liabilities:
         Decrease in interest receivable and other
          assets                                                                       189,186             247,162
         Increase (decrease) in other liabilities                                       41,520                (444)

               Net cash provided by operating activities                            11,854,127          17,688,269

Investing activities:
   Principal collections on MBS                                                      3,425,917           3,550,629
   Principal collections on PIMs                                                       606,812             656,518
   PIM prepayment                                                                   14,861,957          32,603,506
Collections on Additional Loans                                                      2,844,600           5,850,900
Decrease in deferred income on Additional Loans                                     (1,748,219)         (2,183,260)

               Net cash provided by investing activities                            19,991,067          40,478,293

Financing activity:
   Dividends                                                                       (34,245,895)        (57,698,688)

Net (decrease) increase in cash and cash equivalents                                (2,400,701)            467,874

Cash and cash equivalents, beginning of period                                       9,004,397           9,749,804

Cash and cash equivalents, end of period                                        $    6,603,696      $   10,217,678





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

     In the  opinion  of  the  Advisor,  the  accompanying  unaudited  financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998.

     The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

     In June 1999, the Trust entered into a second modification agreement (the "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the insured mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation feature. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by property. Under the Agreement, the Trust will receive 75% of the first $130,667 of surplus cash and 50% of any remaining surplus cash on an annual basis to pay the base interest on the Additional Loan. Unpaid Additional Loan base interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals related to the Additional Loan had been forgiven. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

     During the third quarter, the Trust received a prepayment of the Audubon Villas PIMI including the first mortgage with a remaining principal balance of $14,861,957, the Additional Loan of $2,691,000 and participation income of $1,966,901. Also, $1,962,261 was recognized as Additional Loan interest income which was previously recorded as deferred income. On August 18, 1999, the Advisor declared a special dividend of $1.30 per share that was paid on September 17, 1999 from the payoff of the mortgage on Audubon Villas PIMI.

     At September 30, 1999, the Trust's PIMs and PIMIs had a fair value of $116,428,374 and gross unrealized gains and losses of $1,432,635 and $1,058,797 respectively. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At September 30, 1999, the Trust's six participating insured mortgage loans were not delinquent of principal and interest payments.

     Management believes that the impairment provision of $2,114,346 is adequate based on its analysis of property operations underlying the Additional Loans.




                                  Continued


                         KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

3.    MBS

     At September 30, 1999, the Trust's MBS portfolio had an amortized cost of approximately $17,831,232 and unrealized gains and losses of $518,075 and $14,050, respectively. The MBS portfolio has maturities ranging from 2008 to 2029. At September 30, 1999, the Trust's insured mortgage loan was not delinquent of principal and interest payments.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for the nine months ended
      September 30, 1999 is as follows:

                                           Total                              Accumulated
                                          Common               Retained      Comprehensive        Shareholders'
                                           Stock               Earnings          Income              Equity

Balance at December 31, 1998          $  164,742,014        $     -         $     872,776       $  165,614,790

Net income                                   -                 10,235,139           -               10,235,139

Dividends                                (24,010,756)         (10,235,139)          -              (34,245,895)

Decrease in unrealized
 gain on MBS                                 -                    -              (368,751)            (368,751)

Balance at September 30, 1999         $  140,731,258        $     -         $     504,025        $   141,235,283


5.    Related Party Transactions

     During the three and nine months ended September 30, 1999, Additional Loan interest income of $48,523 and $225,156, respectively, was received from affiliates of the Advisor. During the three and nine months ended September 30, 1998, Additional Loan interest income of $45,623 and $218,841, respectively, was received from affiliates of the Advisor.

     During the three and nine months ended September 30, 1999, participation interest income of $78,479 and $153,499, respectively, was received from affiliates of the Advisor. During the three and nine months ended September 30, 1998, participation interest income of $66,707 and $93,457, respectively, was received from affiliates of the Advisor.

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

Impact of the Year 2000 Issue

     The Advisor has conducted an assessment of the Trust's core internal and external computer information systems and has taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     In this regard, the Advisor along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The Advisor completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the Advisor has generated operating efficiencies and believes its financial accounting operating systems are Year 2000 ready. The Advisor incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Trust is using at the present time.

     The Advisor of the Trust surveyed the Trust's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Trust does not anticipate any problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless the Advisor is developing contingency plans for all of its 'mission-critical functions" to insure business continuity.

     In addition, the Trust is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the Trust does not anticipate these would materially impact its results of operations, liquidity or capital resources.

     To date, the Trust has incurred $17,527 of costs associated with being Year 2000 ready. The Trust does not expect to incur any additional Year 2000 readiness costs.

Liquidity and Capital Resources

     At September 30, 1999 the Trust had significant liquidity consisting of cash and cash equivalents, of approximately $6.6 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

     The most significant demand on the Trust's liquidity is quarterly dividends paid to investors of approximately $4.9 million. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

     The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor believes the Trust will need to adjust the dividend rate with the dividend payment to be made in February 2000. The Board of Trustees will determine the new rate at their quarterly meeting in November. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

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

     The Advisor continues to monitor the operations of the Lifestyles and Windward Lakes PIMIs that are operating under workout arrangements. Through the third quarter of 1999 the operations of these properties have remained stable. The Seasons PIMI continues to perform well and is generating sufficient cash flow from property operations to make the Additional Loan interest payments. The property underlying the Red Run PIMI is generating cash flow from operations to fund a portion of its Additional Loan interest payments and has sufficient escrows to make up any shortfalls in interest payments during 1999.

     In June 1999 the Trust entered into a second modification agreement with the borrowers of the Mountain View Apartments PIMI reducing interest paid monthly on the insured mortgage by 1.25% per annum from January 1, 1999 through December 31, 2004 and changing the participation features. Under the Agreement the Trust will receive 75% of the first $130,667 of the surplus cash and 50% of any remaining surplus cash on an annual basis to pay the Additional Loan interest except that $288,580 of existing accruals related to the Additional Loan have been forgiven. Unpaid Additional Loan interest shall accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, funds held in escrow by GIT were used to pay down the Additional Loan by $153,600 and funded a $54,000 reserve for property improvements.

     During the third quarter the Trust received a prepayment of the Audubon Villas PIMI and paid a special distribution of $1.30 per share from the proceeds of the payoff.

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

Assessment of Credit Risk

     The Trust's investments in MBS and insured mortgages are guaranteed or insured by FannieMae, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

     The Trust includes in cash and cash equivalents approximately $6.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Results of Operations

     The Trust's net income decreased by $4.5 million during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to decreases in interest income net of decreases in asset management fees to an affiliate and amortization expense. Additional Loan interest income declined in 1999 due to the Park Highland and Coconut Palm PIMI payments in 1998. Participation income was higher in 1998 as compared to 1999 due primarily to the receipt of participation income from the Park Highland and Coconut Palm PIMIs in 1998 which was greater than the participation income received from the Audubon Villas PIMI in 1999. Basic interest on PIMs and PIMIs decreased during the nine months ended September 30, 1999 compared to 1998 due primarily to the Park Highland and Coconut Palm PIMI prepayments in 1998 and the Audubon Villas PIMI prepayment in 1999. Interest income on MBS decreased during the nine months ended September 30, 1999 as compared to 1998 due to principal collections reducing the MBS investment balance. Other interest income decreased due to lower average cash balances while asset management fees to an affiliate and amortization of prepaid fees and expenses decreased due to the PIMI payoffs mentioned above.

     Net income increased by $3.6 million during the three months ended September 30, 1999 as compared to the corresponding period in 1998 due primarily to participation income received from the Audubon Villas PIMI prepayment, the reclassification of deferred income related to the Audubon Villas PIMI to Additional Loan interest upon prepayment of the PIMI and amortization expense decreased which was a result of the payoffs of the Park Highland and Coconut Palm PIMIs in 1998.

     The Trust funds a portion of its dividends with principal collections which will continue to reduce the assets of the Trust thereby reducing the income generated by the Trust in the future. Asset management fees will decrease as the Trust's investments in MBS, PIMs and insured mortgages continue to decline as a result of principal collections.

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














DATE: October 29, 1999