Form 10-K
period 1999-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 2000-03-30
CIK 857264

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 1999

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

The exhibit index is located on pages 13-19

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

ITEM 1.  BUSINESS

Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in the Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest ("the Shares"). The Trust raised approximately $300 million through a public offering of Shares of beneficial interest and used the proceeds available for investment primarily to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs"), and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages. The Trust has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

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

The Trust also acquired MBS collateralized by single-family and multi-family mortgage loans issued or originated by GNMA, Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or FHA. Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans. The Trust will distribute all proceeds from prepayments or other realizations of mortgage assets to investors either through quarterly dividends or special dividends.

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

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for dividends to shareholders or for reinvestment. To the extent that dividends had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 1999, there were no personnel directly employed by the Trust.

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

The number of investors holding Shares as of December 31, 1999 is approximately 11,911.

The Trust has and intends to continue declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.325 for 1999 and 1998 and $.17 per Share per quarter for 2000.

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




                                                       (Amounts in thousands, except for per Share amounts)

                                             1999           1998          1997            1996             1995
Total revenues                           $   15,632       $ 21,922       $ 17,618        $ 16,358         $ 17,200

Net income                               $   12,317       $ 14,836       $ 12,899        $ 12,481         $ 13,022

Net income per Share                     $      .82       $    .99       $    .86        $    .83         $    .87

Weighted average Shares
 outstanding                                 15,053         15,053         15,053          15,053           15,053
Total assets at
 December 31                             $  142,096       $171,422       $221,779        $241,634         $247,620

Average dividends
 per Share                               $     2.60       $   4.16       $   2.22        $   1.30         $   1.30


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

Impact of the Year 2000 Issue

Starting in 1997 the Advisor conducted an assessment of the Trust's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The Advisor believed that a system failure or miscalculation could cause disruptions of operations.

As a result of this concern, the Advisor, along with certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the Advisor surveyed the Trust's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The Advisor also developed contingency plans for all of its "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Trust.

Liquidity and Capital Resources

At December 31, 1999 the Trust had liquidity consisting of cash and cash equivalents, of approximately $4.6 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends, paid to investors of approximately $2.6 million, and special distributions. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the Advisor presented the Board of Trustees with a proposal to reduce the dividend rate to $.17 per Share per quarter commencing in February 2000. The Board of Trustees approved the new rate at their quarterly meeting in November. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

The Trust's PIMIs funded the construction or significant rehabilitation of multifamily housing, which requires time to achieve stabilized operations following the completion of the work. With this in mind, the Trust required those borrowers to escrow a portion of the Additional Loan proceeds in reserves so funds would be available for the PIMI Additional Loan payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan interest becomes primarily dependent on whether the underlying property generates sufficient operating cash flow to make such payments.

The Seasons was the only property that made its full scheduled 1999 Additional Loan interest payments from operating cash flow. Red Run generated some surplus cash during 1999, which funded a portion of the Additional Loan interest payment, the balance was funded with reserves held in escrow by the Trust. Three others, Lifestyles, Mountain View and Windward Lakes, operated under workout agreements with the Trust during 1999 that require Additional Loan interest payments only if surplus cash is generated through property operations after servicing the insured first mortgage. Lifestyles and Mountain View did not generate any surplus cash during 1999 and consequently did not make any Additional Loan interest payments. Windward Lakes generated some surplus cash and made a partial Additional Loan interest payment during 1999 that the Trust has recognized as income.

The Trust also can receive additional income through its participation in the underlying properties' cash flow generated by operations over and above operating and capital requirements and any Additional Loan interest payment obligation, or any appreciation in value realized at the time of a sale or refinance. However, this participation is dependent upon whether property operations meet certain criteria. During 1999, the property operating results of one of the Trust's PIM investments and two of the Trust's PIMI investments exceeded the thresholds established by that criteria and paid the Trust participation income: (Lincoln Green, $143,324; Red Run, $4,781 and The Seasons, $153,498).

Most of the properties had stable operating results during 1999. High occupancy rates were maintained and moderate rental income increases were achieved at many of the properties due to stable or improving markets. Occupancy at the three properties that generated participation income was consistently in the high 90% range as was a fourth, Waterford Townhomes. Market forces have affected occupancy at three other properties more; Mill Pond, Rivergreens and Riverview had average occupancy during 1999 in the 90% range, although all three showed some improvement at year-end. These three properties generate sufficient revenues to address capital needs and pay debt service, but do not generate sufficient surplus cash to pay any participation income to the Trust. Occupancy and operating results at these three properties are operating under workout agreements with the Trust which are being closely monitored. Occupancy at Windward Lakes was generally consistent in the low 90% range; occupancy at Lifestyles improved substantially during 1999, ending the year in the high 90% range; and occupancy at Mountain View recovered to the high 80% range after falling to 80% during the first quarter.

Windward Lakes operating results deteriorated during 1995 and 1996, and in early 1997 the independent Trustees approved a workout with the borrower of the Windward Lakes PIMI, an affiliate of the Advisor of the Trust. In the workout, the Trust agreed to reduce the effective basic interest rate on the insured first mortgage by 2% per annum for 1997 and 1% per annum for 1998, 1999 and 2000. The borrower made an equity contribution of $133,036 to the property and agreed to cap the annual management fee paid to an affiliate at 3% of revenues. The Trust's participation in current operations is 50% of any Surplus Cash as determined under HUD guidelines and the Trust's Additional Loan interest is payable out of its share of Surplus Cash. Any unpaid Additional Loan interest accrues at 7.5% per annum. During 1999, the Trust received $51,938 as its share of Surplus Cash generated by Windward Lakes and credited it towards Additional Loan interest income. When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the borrower's equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investments in the insured mortgage and Additional Loan.

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured mortgage. The Trust agreed to a new workout through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. The borrower made a $550,000 equity contribution, which has been escrowed for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for residents and rental rates. As a result of the factors described above, in December 1998 the Advisor determined that the Additional Loan collateralized by the Lifestyles asset was impaired. As a result, the Trust recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998 and has maintained such allowance in 1999.


Mountain View is similar to Lifestyles with respect to competitive market conditions. In June 1999, the Trust entered into a second modification agreement (the "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the insured mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation feature. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by property. Under the Agreement, the Trust will receive 75% of the first $130,667 of surplus cash and 50% of any remaining surplus cash on an annual basis to pay the base interest on the Additional Loan. Unpaid Additional Loan base interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals related to the Additional Loan had been forgiven, In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the Advisor determining that the Mountain View Additional Loan was impaired, the Trust recorded a valuation allowance of $984,000 in the fourth quarter of 1998. During the fourth quarter of 1999, the Trust increased this reserve by $48,272 as a result of additional decreases in the collateral value.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

There are contractual restrictions on the repayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment penalty or the participation due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

During the third quarter of 1999, the Trust received a prepayment of the Audubon Villas PIMI when the property was refinanced. The Trust received the prepayment of the principal balance of the insured mortgage, $14,861,957, the principal balance of the Additional Loan, $2,691,000, and participation income of $1,966,901. Also, $1,962,261 was recognized as Additional Loan interest income which was previously recorded as deferred income. On August 18, 1999, the Advisor declared a special dividend of $1.30 per share that was paid on September 17, 1999 from the payoff of the mortgage on Audubon Villas PIMI.

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

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust includes in cash and cash equivalents approximately $4.2 million of Agency paper.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

The Trust monitors prepayments and considers prepayment trends, as well as distribution requirements of the Trust, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

The  table  below  provides   information  about  the  Company's  financial
instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                    Expected maturity dates ($ in thousands)


                             2000         2001       2002       2003        2004        Thereafter       Total       Fair Value
                                                                                        Face Value

Interest-sensitive assets:
MBS                         $1,731      $ 1,498    $ 1,297    $ 1,126     $    980   $    10,833      $  17,465    $    17,495
Weighted
average interest rate         8.34%        8.34%      8.34%      8.34%        8.34%         8.34%          8.34%

PIMS                           440          476     14,051        258          280        31,827         47,332         46,995
Weighted
average interest rate         7.67%        7.67%      8.06%      8.06%        8.06%         8.06%          7.90%

PIMIS                          377          409        445        484          525        57,889         60,129         59,081
Weighted
average interest rate         7.49%        7.72%      7.72%      7.72%        7.72%         7.91%          7.71%


Additional Loans                 0            0      2,471      1,400        2,900         3,743         10,514          8,351
Weighted
Average interest rate         6.27%        6.27%      5.90%      5.66%        4.63%         4.63%          5.82%

Total Interest-
Sensitive Assets            $2,548       $2,383    $18,264     $3,268    $   4,685    $  104,292     $  135,440     $  131,922


Operations

The following discussion relates to the operations of the Trust during the years ended December 31, 1999, 1998 and 1997. Dollars are stated in thousands, except for per Share amounts.

                                                                Years Ended December 31,

                                             1999                      1998                       1997
                                                        Per                      Per                          Per
                                           Amount      Share         Amount     Share           Amount       Share
Interest income on PIMs
  and PIMIs:
    Basic Interest                       $  8,789      $  .58       $10,636     $ .71           $12,181       $ .81
    Additional Loan interest                2,535         .18         3,081       .20               794         .05
    Participation income                    2,269         .15         5,094       .34             1,385         .09
Interest income on MBS                      1,531         .10         1,930       .13             2,199         .15
Interest income on cash
 and cash equivalents                         508         .03         1,181       .08             1,059         .07
Trust expenses                             (1,595)       (.11)       (1,973)     (.13)           (2,313)       (.15)
Amortization of prepaid
 fees and expenses                         (1,672)       (.11)       (2,999)     (.20)           (2,406)       (.16)
Provision for impaired
  mortgage loans                              (48)          -        (2,114)     (.14)              -             -

      Net income                         $ 12,317      $  .82       $14,836     $ .99           $12,899       $ .86

Weighted average
   Shares outstanding                          15,053,135               15,053,135                   15,053,135

The net income of the Trust for 1999 decreased as compared to 1998 and 1997. During the three years in the periods ended December 31, the Trust's operations have experienced changes in the mix of interest income as the Trust has had prepayments in its PIMs and PIMIs. These prepayments have reduced the basic interest on PIMs and PIMIs, and decreased participation income and additional loan interest income in 1999 as compared to 1998. The Trust's net income decreased by approximately $2.5 million for 1999 when compared to 1998 due primarily to decreases in interest income net of decreases in asset management fees due to an affiliate, the provision for impaired mortgage loans and amortization expense. The prepayment of Park Highland and Coconut Palm in 1998, and Audubon Villas in 1999 caused a decrease in basic interest income on PIM and PIMIs. Participation income was higher in 1998 by $2.8 million as compared to 1999 resulting from the participation income received when the Park Highlands and Coconut Palm PIMIs prepaid, exceeding the income received when the Audubon Villas PIMI prepaid in 1999. Interest income on MBS will continue to decline as principal collections reduce the MBS investment balance. Other interest income decreased due to lower average cash balances.

Amortization expense decreased due to the payoffs of the Audubon Villas, Park Highland and Coconut Palm PIMIs. The decrease in asset management fees is due to the Trust's asset base declining. The provision for impaired mortgage loans decreased from 1998 to 1999. In 1998, the Trust recorded a provision for impaired mortgage loans in connection with the Lifestyles and Mountain View
Additional Loans. In 1999, the trust recorded an additional $48,000 to adjust the carrying value of the loan to the estimated fair value of the collateral.

The Trust's net income for 1998  increased  by  approximately  $1.9 million when compared to 1997 due primarily to higher participation income and Additional Loan interest caused by the prepayments of Coconut Palm and Park Highlands PIMI's. This was somewhat offset by the Trust recording a provision for impaired mortgage loans of $ 2,114,000 in 1998 related to Lifestyles and Mountain View as discussed above and lower basic interest. The Trust received $1,419,000 from Coconut Palm Club and $3,168,000 from Park Highlands for participation income and the Trust recognized all of the previously deferred Additional Loan interest of $1,290,000 from Coconut Palm Club and $1,295,000 from Park Highlands as Additional Loan interest. The prepayments also caused the majority of the decline in basic interest. Other interest income increased $122,000 due primarily to the Trust having higher short-term investment balances during 1998 when compared to 1997.

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

               None.
                                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

                                               Position with Krupp
                       Name and Age            Government Income Trust

           Douglas Krupp (53)          Chairman of Board of Trustees and Trustee
  *        Charles N. Goldberg (58)    Trustee
  *        E. Robert Roskind (55)      Trustee
  *        J. Paul Finnegan (75)       Trustee
           Robert A. Barrows (42)      Treasurer
           Scott D. Spelfogel (39)     Clerk
           Kristin L. Hicks (33)       Assistant Clerk

* Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

Charles N. Goldberg is of counsel to the law firm of Broocks, Baker & Lange, L.L.P., which position he has held since December of 1997. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a Trustee of Krupp Government Income Trust.


E. Robert Roskind is the Chairman and Co-Chief Executive Officer of Lexington Corporate Properties, a self-administered REIT, the shares of which are listed on the NYSE. Mr. Roskind has served in this capacity since October of 1993. Mr. Roskind is also the Managing Partner of The LCP Group, a real estate investment firm based in New York, the predecessor of which he co-founded in 1974. He holds a B.A. degree from the University of Pennsylvania and a J.D. degree from Columbia Law School. He has been a member of the New York Bar since 1970. He currently serves as a Trustee of Krupp Government Income Trust and Chairman of the Board of Trustees of Lexington Corporate Properties.

J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, director, and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA degree from Bentley College. Mr. Finnegan is a Certified Public Accountant and an attorney. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and a director at Scituate Federal Savings Bank.

Robert A. Barrows is the Treasurer of the Trust, Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

Scott D. Spelfogel is the Clerk of the Trust, Senior Vice President and General Counsel to The Berkshire Group. Prior to 1997, he served as Vice President and Assistant General Counsel. Before joining the firm in November 1988, he was a litigator in private practice in Boston. He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University's College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations and is a licensed real estate broker in Massachusetts.

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

      In addition, the following are deemed to be Executive Officers of the registrant:

George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

Peter F. Donovan (age 46) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 16th largest in the United States based on servicing and asset management of a $7.2 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.

Ronald Halpern (age 58) is President and Chief Operating Officer of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance. He is currently a member of the Advisory Council for Fannie Mae and Freddie Mac and was prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and a J.D. degree from Brooklyn Law School.

Carol J.C. Mills (age 50) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of the Boston, Bethesda and Seattle offices of Berkshire Mortgage Finance. She manages the estimated $7.2 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION

Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees a fee of $25,000 in 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of February 5, 2000, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.

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

     *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 2000.

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

(b)     Exhibits:

        Number and Description
        Under Regulation S-K

        The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

         (4) Instruments defining the rights of security holders including indentures:

          (4.1) Second Amended and Restated Declaration of Trust filed with The Massachusetts Secretary of State on April 12, 1990 [Included as
          Exhibit 4.4 to Prospectus included in Pre-effective Amendment No. 3 to Registrant's Registration Statement on Form S-11 dated April 16, 1990 (File No. 33-31942)].*

          (4.2) Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Pre-effective Amendment No. 2 to Registrant's Registration Statement on Form S-11 dated March 23, 1990 (File No. 33-31942)].*

         (10)  Material Contracts:

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

          Lifestyles Apartments

          (10.3) Subordinated Promissory Note dated December 11, 1990 between Lifestyles At Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.4) Agreement RE Subordinated Note dated December 11, 1990 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit
          10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.5) Subordinated Multifamily Mortgage dated December 11, 1990 between Lifestyles at Boot Ranch (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 10.3 to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.6) Additional Loan Agreement dated December 11, 1990 between FL-Tampa, Inc. and M & D Palm Harbor, Inc (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit
          10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.7) Additional Loan Note dated December 11, 1990 between FL-Tampa, Inc and M & D Palm Harbor, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.8) Mortgage Note dated December 11, 1991 between Lifestyles at Boot Ranch (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.9) GNMA Purchase Agreement dated December 11, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.10) Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor, and FL-Tampa Inc. [Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

          (10.11) Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch. [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

          (10.12) Second Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor Partnership and FL-Tampa, Inc. +

          Windward Lakes Apartments

          (10.13) Subordinated Promissory Note dated December 28, 1990 between the McNab-K C 3 Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.14) Additional Loan Agreement dated December 28, 1990 between George Krupp, Douglas Krupp and Krupp GP, Inc. (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit
          10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.15) Additional Loan Note dated December 28, 1990 between Krupp GP, Inc., George Krupp and Douglas Krupp (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder") [Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

          (10.16) Agreement RE Subordinated Note dated December 28, 1990 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit
          10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.17) Subordinated Multi-family Mortgage dated December 28, 1991 between McNab-KC3 Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.18) GNMA Purchase Agreement dated December 28, 1991 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.19) Modification Agreement between Krupp Government Income Trust, Love Funding Corporation, McNab-KC3 Limited Partnership, and Krupp GP, Inc. +


          River View Apartments

          (10.20) Subordinated Promissory Note dated April 2, 1991 between Sterling Partners III Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.21) Agreement RE Subordinated Promissory Note dated April 2, 1991 between Krupp Government Income Trust and Love Funding Corporation [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.22) Subordinated Multifamily Mortgage dated April 2, 1991 between Sterling Partners III Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.23) Supplement to Prospectus dated May 1, 1991 for Government National Mortgage Association Pool Number 280840 [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          Mill Pond Apartments

          (10.24) Subordinated Promissory Note dated May 28, 1991 between Mill Pond Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.25) Agreement RE Subordinated Promissory Note dated May 28, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.26) Subordinated Multifamily Mortgage dated May 28, 1991 between Mill Pond Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.27) Mortgage Note dated May 28, 1991 between Krupp Mortgage Corporation (the "Holder") and Mill Pond Apartments (the "Borrower") [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.28) Participation Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the "Mortgagee") and Krupp Government Income Trust [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.29) Assignment of Open End Mortgage Deed and Security Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 19.1 to Registrants report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-19244)].*

          Waterford Townhome Apartments

          (10.30) Subordinated Promissory Note dated June 12, 1991 between Waterford Apartment Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Holder") [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.31) Agreement RE Subordinated Promissory Note dated June 12, 1991 between Krupp Government Income Trust and Nichols/Conlan Financial Company [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.32) Subordinated Multifamily Mortgage dated June 12, 1991 between Waterford Apartments Corp. (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee") [Exhibit 19.12 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.33) Mortgage Note dated June 12, 1991 between Nichols/Conlan Financial Company (the "Holder") and Waterford Apartment Corp. (the "Borrower") [Exhibit 19.13 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.34) Assignment of Loan Documents dated June 12, 1991 by Nichols/Conlan Financial Company to Krupp Mortgage Corp [Exhibit 19.14 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          (10.35)   Participation   Agreement   dated  June  12,  1991   between
          Nichols/Conlan Financial Company (the "Mortgagee") and Krupp Government Income Trust [Exhibit 19.15 to Registrant's report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

          Rivergreens Apartments

          (10.36) Subordinated Promissory Note dated November 14, 1991 between Rivergreens Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 10.33 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.37) Agreement Re-Subordinated Promissory Note dated November 14, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.38) Subordinated Multifamily Deed of Trust dated November 14, 1991 between Rivergreens Associates Limited Partnership (the "Borrower"), Oregon Title Insurance Company (the "Trustee") and Krupp Government Income Trust (the "Lender"). [Exhibit 10.35 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.39) Mortgage Note dated November 14, 1991 between Krupp Mortgage Corporation and Rivergreens Associates Limited Partnership. [Exhibit
          10.36 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          (10.40) Participation Agreement dated November 14, 1991 between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 10.37 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

          Mountain View Apartments

          (10.41) Subordinated Promissory Note dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.42) Agreement RE Subordinated Promissory Note dated April 21, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.43) Subordinated Multifamily Mortgage dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Mortgagee"). [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.44)  Additional Loan Agreement dated April 21, 1992 between Philip
          P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.45) Additional Loan Note dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the
          "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.5 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.46) Mortgage Note dated April 21, 1992 between Mountain View Ltd. (the "Borrower") and Krupp Mortgage Corporation (the "Holder"). [Exhibit 19.6 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.47) Modification Agreement by and between Krupp Government Income Trust and Mountain View Ltd. [Exhibit 10.1 to Registrant's report Form 10-Q for the quarter ended September 30, 1995 (File No. 0-19244)].*

          (10.48) Second Modification Agreement by and between Krupp Government Trust and Mountain View LTD. [Exhibit 10.1 to Registrant's report Form 10-Q for the quarter ended June 30, 1999 (File No. 0-19244)]*

          Red Run Apartments

          (10.49) Subordinated Promissory Note dated May 5, 1992 between Red Run Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.7 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.50) Agreement RE Subordinated Promissory Note dated May 5, 1992 between Krupp Government Income Trust and Maryland National Mortgage Corporation (the"Mortgagee"). [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.51) Subordinated Multifamily Mortgage dated May 5, 1992 between Red Run Limited Partnership (the "Trustor") and Krupp Government Income Trust (the "Lender"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.52) Additional Loan Agreement dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.10 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.53) Additional Loan Note dated May 5, 1992 between Red Run Corporation and Summit Towers Company (collectively, the "Borrowers") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.11 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

          (10.54) Deed of Trust Note dated May 5, 1992 between Red Run Limited Partnership and Maryland National Mortgage Corporation. [Exhibit 19.3 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

          (10.55) Participation and Servicing Agreement by and between Maryland National Mortgage Corporation and Krupp Government Income Trust.
          [Exhibit 19.4 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

          Lincoln Green Apartments

          (10.56) Supplement to prospectus dated August 1, 1992 for Federal National Mortgage Association pool number MX-073023. [Exhibit 19.8 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

          (10.57) Subordinated promissory note dated September 15, 1992 by and between Lincoln Green Associates Limited Partnership (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.9 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

          (10.58) Subordinated Multi-family Deed of Trust dated September 16, 1992 by and between Lincoln Green Associates Limited Partnership (the "Borrower") and Krupp Government Income Trust (the "Lender"). [Exhibit
          19.10 to Registrant's report on Form 10-Q for the quarter ended September 30, 1992 (File No. 0-19244)].*

          The Seasons

          (10.59) Additional Loan Agreement dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.80 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.60) Additional Loan Note dated September 16, 1993 between The Krupp Company Limited Partnership-IV (the "Borrower") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.81 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.61) Subordinated Promissory Note dated September 16, 1993 between Maryland Associates Limited Partnership (the "Maker") and Krupp Government Income Trust II (the "Holder") [Exhibit 10.82 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.62) Pledge and Security Agreement dated September 16, 1993 by and between The Krupp Company Limited Partnership-IV (the "Debtor") and Krupp Government Income Trust II (the "Secured Party") [Exhibit 10.83 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.63) The Deed of Trust dated September 16, 1993 by and between Maryland Associates Limited Partnership and Krupp Mortgage Corporation [Exhibit 10.84 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.64) Participation and Servicing Agreement made as of September 16, 1993 by and between Krupp Mortgage Corporation (the "Servicer") and Krupp Government Income Trust II (the "Participant") [Exhibit 10.85 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.65) Assignment and Assumption Agreement dated September 16, 1993 between Krupp Government Income Trust II (the "Assignor") and Krupp Government Income Trust (the "Assignee") [Exhibit 10.86 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          Rosemont Apartments

          (10.66) Participation and Servicing Agreement dated July 14, 1994, by and between Rockport Mortgage Corporation (the "Servicer") and Krupp Government Income Trust (the "Participant") [Exhibit 10.87 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.67) Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation. [Exhibit 10.88 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.68) Allonge to Deed of Trust Note dated July 1, 1994 between Rosemont Ltd. and Rockport Mortgage Corporation [Exhibit 10.89 to Registrant's report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

          (10.69) Participation Certificate with Krupp Government Income Trust as registered owner. [Exhibit 10.96 to Registrant's report on Form 10-K for the year ended December 31, 1995 (File No. 0-19244)].*

        * Incorporated by reference

        + Filed Herein

        (c)    Reports on Form 8-K

          During the last quarter of the year ended December 31, 1999, the Trust did not file any reports on Form 8-K.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.

                         KRUPP GOVERNMENT INCOME TRUST




          By:    /s/ Douglas Krupp
                 Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.

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


 /s/ J. Paul Finnegan                Trustee of Krupp Government Income Trust
J. Paul Finnegan

                                    APPENDIX A

                           KRUPP GOVERNMENT INCOME TRUST










                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                        For the Year Ended December 31, 1999

                          KRUPP GOVERNMENT INCOME TRUST

               INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Report of Independent Accountants                                           F-3

Balance Sheets at December 31, 1999 and 1998                                F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997                                            F-5

Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997                                            F-6

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997                                            F-7

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

                              REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Trustees and the Shareholders of Krupp Government Income Trust:

In our opinion,  the accompanying balance sheets and the related statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Krupp Government Income Trust (the "Trust") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing principles generally accepted in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.








                                                     PricewaterhouseCoopers LLP


Boston, Massachusetts
March 9, 2000

                                              KRUPP GOVERNMENT INCOME TRUST

                                                     BALANCE SHEETS

                                               December 31, 1999 and 1998


                                                         ASSETS
                                                                                    1999                1998

Participating Insured Mortgage Investments
 ("PIMIs") (Notes B, C and J):
 Insured Mortgages                                                              $  60,129,492      $  75,386,460
 Additional loans, net of impairment provision of $2,162,618 and
        $2,114,346, respectively                                                    8,350,990         11,243,862
Participating Insured Mortgages ("PIMs")
 (Notes B, D and J)                                                                47,331,673         47,737,583
Mortgage-Backed Securities and insured
 mortgage loan("MBS") (Notes B, E and J)                                           17,495,423         22,132,858

              Total mortgage investments                                          133,307,578        156,500,763

Cash and cash equivalents (Notes B and J)                                           4,627,499          9,004,397
Interest receivable and other assets                                                  973,491          1,057,365
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,089,755
   and $6,125,191, respectively (Note B)                                            2,243,706          3,445,605
Prepaid participation servicing fees, net of
 accumulated amortization of $1,834,434
   and $1,776,625, respectively (Note B)                                              943,315          1,413,559

              Total assets                                                      $ 142,095,589      $ 171,421,689

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                                    $   3,918,021      $   5,773,669
Other liabilities                                                                      25,025             33,230

              Total liabilities                                                     3,943,046          5,806,899

Commitments (Note H)

Shareholders' equity (Notes A, F, H and I):
        Common stock, no par value; 17,510,000
        Shares authorized; 15,053,135 Shares
        issued and outstanding                                                    137,921,227        164,742,014
     Accumulated comprehensive income (Note B)                                        231,316            872,776

              Total Shareholders' equity                                          138,152,543        165,614,790

              Total liabilities and Shareholders'
                equity                                                          $ 142,095,589      $ 171,421,689



                                        The accompanying notes are an integral
                                           part of the financial statements.


                                       KRUPP GOVERNMENT INCOME TRUST

                               STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                           For the Years Ended December 31, 1999, 1998 and 1997


                                                                 1999                  1998                1997

Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                        $    8,789,439        $  10,635,959         $ 12,180,539
      Additional Loan interest                                   2,534,790            3,080,944              793,577
      Participation income                                       2,268,505            5,094,353            1,385,480
    Interest income - MBS                                        1,531,351            1,930,383            2,199,234
    Interest income cash and cash
       equivalents                                                 508,144            1,180,647            1,058,966

      Total revenues                                            15,632,229           21,922,286           17,617,796

Expenses:
    Asset management fee
     to an affiliate (Note G)                                    1,104,431            1,331,745            1,531,026
    Expense reimbursements
     to affiliates (Note G)                                        220,657              207,165              395,934
    Amortization of prepaid fees
     and expenses                                                1,672,143            2,998,705            2,405,645
    General and administrative                                     269,345              433,860              385,956
    Provision for impaired mortgage
     loans (Notes B and C)                                          48,272            2,114,346               -

             Total expenses                                      3,314,848            7,085,821            4,718,561

Net income (Note I)                                             12,317,381           14,836,465           12,899,235

Other comprehensive income:
    Net change in unrealized (loss)
      gain on MBS                                                 (641,460)            (512,826)             120,250

Total comprehensive income                                  $   11,675,921        $  14,323,639         $ 13,019,485

Basic earnings per share                                    $          .82        $         .99         $        .86

Weighted average shares outstanding                             15,053,135           15,053,135           15,053,135


                                       The accompanying notes are an integral
                                          part of the financial statements.


                                       KRUPP GOVERNMENT INCOME TRUST

                               STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                           For the Years Ended December 31, 1999, 1998 and 1997


                                                                                        Accumulated              Total
                                                   Common              Retained        Comprehensive         Shareholders'
                                                    Stock              Earnings           Income                Equity

Balance at December 31, 1996                   $  233,015,255        $       -         $   1,265,352         $  234,280,607

Dividends                                         (20,518,745)         (12,899,235)             -               (33,417,980)

Net income                                               -              12,899,235              -                12,899,235

Change in unrealized gain
       on MBS                                          -                    -                120,250                120,250

Balance at December 31, 1997                      212,496,510                -             1,385,602            213,882,112

Dividends                                         (47,754,496)         (14,836,465)             -               (62,590,961)

Net income                                               -              14,836,465              -                14,836,465

Change in unrealized gain
       on MBS                                          -                    -               (512,826)              (512,826)

Balance at December 31, 1998                      164,742,014               -                872,776            165,614,790

Dividends                                         (26,820,787)         (12,317,381)          -                  (39,138,168)

Net income                                             -                12,317,381           -                   12,317,381

Change in unrealized gain
     on MBS                                            -                    -               (641,460)              (641,460)

Balance at December 31, 1999                    $ 137,921,227        $      -           $    231,316         $  138,152,543


Shares issued and outstanding for each of the three years ended
December 31, are 15,053,135




                               The accompanying notes are an integral
                                  part of the financial statements.


                                     KRUPP GOVERNMENT INCOME TRUST

                                        STATEMENTS OF CASH FLOWS

                           For the Years Ended December 31, 1999, 1998 and 1997


                                                                       1999                 1998                  1997
Operating activities:
   Net income                                                     $   12,317,381       $  14,836,465         $ 12, 899,235
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Amortization of premium and (discounts)                                 3,044              (7,646)                2,816
   Provision for impaired mortgage loans                                  48,272           2,114,346                 -
   Amortization of prepaid fees and expenses                           1,672,143           2,998,705             2,405,645
   Changes in assets and liabilities:
    Decrease in interest receivable
     and other assets                                                     83,874             236,875               413,559
    (Decrease) increase in deferred income
     on  Additional Loans                                             (1,855,648)         (2,097,937)              546,192
    (Decrease) increase in other
     liabilities                                                          (8,205)              7,816                (2,319)

         Net cash provided by operating
          activities                                                  12,260,861          18,088,624            16,265,128

Investing activities:
   Principal collections on Insured Mortgages                            800,921             855,221               891,321
   Principal collections on MBS                                        3,992,931           4,447,303             3,152,419
   Insured mortgage prepayments                                       14,861,957          32,603,506             5,630,985
   Additional Loan prepayments                                         2,844,600           5,850,900             1,540,000
   Acquisition of MBS                                                      -                -                   (3,366,000)

         Net cash provided by investing
          activities                                                  22,500,409          43,756,930             7,848,725

Financing activity:
   Dividends                                                         (39,138,168)        (62,590,961)          (33,417,980)

Net decrease in cash and
 cash equivalents                                                     (4,376,898)           (745,407)           (9,304,127)

Cash and cash equivalents, beginning
 of year                                                               9,004,397           9,749,804            19,053,931

Cash and cash equivalents, end of year                            $    4,627,499       $   9,004,397         $   9,749,804

Non Cash Activities:
(Decrease) increase in Fair Value of MBS                          $     (641,460)      $   (512,826)         $     120,250



                                        The accompanying notes are an integral
                                           part of the financial statements.

                                             KRUPP GOVERNMENT INCOME TRUST

                                             NOTES TO FINANCIAL STATEMENTS

A.        Organization

          Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in The Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (the "Shares"). The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities. Berkshire Mortgage Advisors Limited Partnership ("BMALP")(the "Advisor"), acquired 10,000 of such Shares for $200,000 and 14,999,999 Shares were sold for $299,480,263 net of purchase volume discounts of $519,717 under a public offering which commenced on April 19, 1990 and ended on July 15, 1991. Under the Dividend Reinvestment Plan ("DRP"), 43,136 Shares were sold for $819,356 during its public offering. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.        Significant Accounting Policies

          The Trust uses the following accounting policies for financial reporting purposes:

          MBS

          The Trust, in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

          Effective January 1, 1998, the Trust adopted "Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income'" (FAS
          130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. FASB 130 had no material effect on the Trust's financial position or results of operations.

          The Federal Housing Administration (FHA) insured mortgage is carried at amortized cost. The Trust holds this loan at amortized cost since it is fully insured by FHA.

          PIMs and PIMIs

          The Trust accounts for its MBS portion of a PIM or PIMI in accordance with FAS 115 under the classification of held to maturity. The Trust carries those MBS at amortized cost.

          The insured mortgage portion of the FHA PIM or FHA PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA.

                                            Continued

                                  KRUPP GOVERNMENT INCOME TRUST

B.        Significant Accounting Policies, Continued

          PIMs and PIMIs, Continued

          The Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 and FAS 118.

          Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features when it deems these amounts estimable and collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient operating cash flow to make the required Additional Loan interest payments the Trust recognizes income as earned commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

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

          Cash Equivalents

          The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in Agency paper, commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

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






                                           Continued

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

C.        PIMIs

          The Trust had investments in five PIMIs on December 31, 1999 and six PIMIs on December 31, 1998 that provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program and insured by HUD (collectively the "Insured Mortgages"). The FHA first mortgage or the first mortgage underlying the GNMA security provides the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made an Additional Loan to the owners of the borrower to provide additional funds for the construction and permanent financing of the property. The owners generally collateralize the Additional Loan through a pledge and security agreement that pledges their ownership interests in the borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Amounts payable under the Additional Loan are neither guaranteed nor insured.



                                             Continued

                                     KRUPP GOVERNMENT INCOME TRUST

C.             PIMIs, Continued

               The Trust receives level monthly principal and interest ("Basic Interest") payments amortizing over thirty to forty years, on the Insured Mortgage and is entitled to receive participation income under the subordinated promissory note and mortgage, and semi-annual interest payments ("Additional Loan Interest") and preferred interest under the Additional Loan. The Trust receives principal and interest payments on the insured mortgages currently, because these payments are insured or guaranteed; however, there are limitations to the amount and obligation to pay participation income and Additional Loan interest.

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

               Additional  Loan Interest is payable from the following  sources:
               (i) any Surplus Cash received pursuant to the subordinated promissory note as Participating Income Interest, (ii) amounts conveyed to the Trust by the owners of the borrowing entity representing distributions of Surplus Cash and (iii) amounts in reserve accounts established with the Additional Loan proceeds, if available, and any interest earned on these amounts. If these sources are not sufficient to make Additional Loan Interest payments the owners of the borrowing entity must notify the Trust of the amount of the shortfall and at its option the Trust could require a capital call from the owners of the borrowing entity. The capital call would be equal to 50% of the Additional Loan Interest shortfall and the Trust in certain situations could convert the remaining 50% into an operating loan.


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

               In June 1999, the Trust entered into a second modification agreement (the "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the insured mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation feature. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by the property. Under the Agreement, the Trust will receive 75% of the first $130,667 of surplus cash and 50% of any remaining surplus cash on an annual basis to pay the base interest on the Additional Loan. Unpaid Additional Loan base interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals related to the Additional Loan had been forgiven. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

               During the third quarter of 1999, the Trust received a prepayment of the Audubon Villas PIMI including the Insured mortgage with a remaining principal balance of $14,861,957, the Additional Loan of $2,691,000 and participation income of $1,966,901. Also, $1,962,261 was recognized as Additional Loan interest income which was previously recorded as deferred income. On August 18, 1999, the Advisor declared a special dividend of $1.30 per share that was paid on September 17, 1999 from the payoff of the mortgage on the Audubon Villas PIMI.

               On May 1, 1998, the borrowers on the Lifestyles PIMI defaulted on its May 1998 debt service payment. The Trust continued to receive its monthly principal and interest payments guaranteed by GNMA. In December 1998, the Trust entered into a second modification agreement with the borrowers of the Lifestyles PIMI reducing the interest paid monthly on the insured mortgage by 1.75% per annum for 1998 and 1999 and 1.5% per annum for 2000 through 2007. In addition, the borrowers made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance. Under the Agreement any future surplus cash generated by property operations will be split evenly between the Trust and the borrowers as Participating Income Interest. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured first mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower(the repayment of the Additional Loan); and any remaining proceeds will be split 50% / 50% between the Trust and the borrower. The Trust will not earn any Preferred Return or Additional Loan interest.


                                            Continued

                                  KRUPP GOVERNMENT INCOME TRUST

C.             PIMIs, Continued

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

               On February 6, 1997, the Trust, with the approval of the independent Trustees, agreed to a workout with the borrower of the Windward Lakes Apartments PIMI, an affiliate of the Advisor of the Trust. The terms are as follows: a) interest rate relief for 1997 of 2% per annum and 1% per annum for 1998 through 2000 on the Insured Mortgage: b) the borrower, McNab KC-3 L.P. ("McNab"), contributed $133,036 of new equity into the property;
               c) the borrower will cap the annual management fee paid to an affiliate at 3% of revenues; d) the Trust's participation in current operations shall be 50% of Surplus Cash as determined under HUD guidelines; e) Additional Loan Interest is payable from the Trust's share of Surplus Cash and unpaid amounts accrue at 7.5% per annum; and f) the Trust's participation in a sale or refinancing, after repayment of the first mortgage and additional loans, interest rate relief, accrued Additional Loan Interest and McNab's new equity, shall be 50% of any remaining proceeds up to an amount which would result in the Trust having received a cumulative, noncompounded preferred return of 10% on its investment in the first mortgage and additional loans; any remaining proceeds shall be distributed to McNab.


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

               At December 31, 1999 and 1998 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.



                                           Continued


                                  KRUPP GOVERNMENT INCOME TRUST

                              NOTES TO FINANCIAL STATEMENTS, Continued


      The Trust's investments in PIMIs consist of the following at December 31, 1999 and 1998:


      C.  PIMIs, Continued
                               Original
                                 Loan            Monthly     Interest     Maturity          Balance Outstanding
      PIMI's                    Amount           Payments      Rate         Date              at December 31,
                                                                                            1999                  1998
Lifestyles (GNMA)           $  10,292,394   $       60,958    7.00%(a)    05/01/32    $  9,966,008         $  10,022,381

Windward (GNMA)                14,000,778           91,165    7.50%(b)    06/01/32      13,596,232            13,667,163

Audubon Villas (GNMA)          15,250,000            -        7.75%       09/15/33              -             14,909,371

Mountain View (FHA)             9,547,700           57,504    6.875%(c)   01/01/34       9,315,978             9,363,459

Red Run (FHA)                  19,019,600          130,312    7.875%      05/01/34      18,552,815            18,651,261

The Seasons (FHA) (d)           9,075,351           63,552    7.875%      10/01/28       8,698,459             8,772,825

                            $  77,185,823   $      403,491                            $ 60,129,492         $  75,386,460
                                                                                        (f)


                                                                                               Base         Preferred
                                            Outstanding Balance            Maturity          Interest        Interest
      Additional Loan                    1999                1998            Date              Rate            Rate

      Lifestyles (a)               $  1,817,665        $  1,817,665        05/14/2007           -                -

      Windward (b)                    2,471,294           2,471,294        07/07/2002          7.5%             10%

                  Audubon Villas       -                  2,691,000            -               7.0%             10%

                  Mountain View (c)   1,400,000           1,553,600        09/16/2003          7.0%              -

                  Red Run             2,900,000           2,900,000        06/23/2004          7.0%             10%

                  The Seasons(d)(e)   1,924,649           1,924,649        10/01/2028          9.0%             10%

                                   $ 10,513,608        $ 13,358,208

(a) The Trust entered into an Agreement which reduced the interest rate on the Insured Mortgage by 1.75% per annum effective January 1, 1998 for a period of twenty-four months and 1.5% per annum for 2000 though 2007. The Trust will not receive any Additional Loan interest or Preferred Return due to the workout.

(b) The Trust entered into an agreement which reduced the interest rate on the Insured Mortgage by 2.0% per annum for 1997 and by 1.0% for 1998 through 2000. Additional loan interest is payable from surplus cash.


                                                       Continued

                                             KRUPP GOVERNMENT INCOME TRUST

C.   PIMIs, Continued

(c) The Trust entered into a second modification agreement which reduced the interest rate on the Insured Mortgage by 1.25% per annum effective January 1, 1999 and continuing through December 31, 2004. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by the property. Furthermore, debt service relief provided by the first modification was forgiven.

(d) The total PIM and Additional Loan on this property were $32,300,000 and $6,850,000, respectively, of which 72% is held by Krupp Government Income Trust II. The Seasons is affiliated with the Advisor of the Trust.

(e) The Additional Loan interest rate was 6% per annum for the first three years and beginning in September 1996 increased to 9% per annum.

(f)  The aggregate cost for federal income tax purposes is $60,129,492.

Impaired  Mortgage  Loans

The Advisor of the Trust has determined that the Lifestyles Additional Loan is impaired. As a result, during 1998, a valuation allowance of $1.1 million was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust will recognize interest income to the extent cash is received and supported by operating cash flow generated by the collateral. The Trust did not recognize interest income on the Lifestyles Additional Loan during 1999 or 1998.

The Advisor of the Trust has determined that the Mountain View Additional Loan is impaired. As a result, during 1998, a valuation allowance of $984,000 was established to adjust the carrying amount of the loan to the then estimated fair market value of the collateral less anticipated costs of sale. During 1999, the Trust increased the valuation allowance of Mountain View by $48,272. The Trust will recognize interest income to the extent cash is received and supported by operating cash flow generated by the collateral. The Trust did not recognize interest income income on the Mountain View Additional Loan during 1999 or 1998.

The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                           Recorded               Valuation            Carrying
                                             Value                Allowance              Value

Lifestyles                                 $1,817,665              $1,130,346         $   687,319

Mountain View                               1,400,000               1,032,272             367,728

Balance at
  December 31, 1999                        $3,217,665              $2,162,618          $1,055,047



The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each quarter with the exception of the impairment recorded in the fourth quarter of 1998 for the Lifestyles and Mountain View Additional Loans. The Trust has also deferred income related to Lifestyles and Mountain View of $687,319 and$367,383, respectively.



                                          Continued

                                KRUPP GOVERNMENT INCOME TRUST

                           NOTES TO FINANCIAL STATEMENTS, Continued



C. PIMIs, Continued

   A reconciliation  of activity for each of the three years in the period ended
   December 31, is as follows:

Insured Mortgages
                                                          1999                      1998                    1997

Balance at beginning of period                       $   75,386,460             $  108,470,247          $  114,625,179

     Insured mortgage prepayments                       (14,861,957)               (32,603,506)             (5,630,985)

     Principal collections                                 (395,011)                  (480,281)               (523,947)


Balance at end of period                             $   60,129,492             $   75,386,460          $  108,470,247


Additional Loans

Balance at beginning of period                       $   11,243,862             $   19,209,108          $   20,749,108

     Additional loan prepayments                         (2,844,600)                (5,850,900)             (1,540,000)

     Valuation allowance                                    (48,272)                (2,114,346)             -

Balance at end of period                             $    8,350,990             $   11,243,862          $   19,209,108

Property descriptions:
- Lifestyles Apartments ("Lifestyles") is a 236-unit garden style apartment complex located in Palm Harbor, Florida.
- Windward Lakes Apartments ("Windward") is a 276-unit garden style apartment complex located in Pompano Beach, Florida.
- Audubon Villas is a 308-unit apartment complex located in Clearwater, Florida.
- Mountain View Apartments ("Mountain View") is a 256-unit apartment complex located in Madison, Alabama.
- Red Run Apartments ("Red Run") is a 304-unit apartment complex located in Owings Mills, Maryland.
-    The Seasons is a 1,088-unit apartment complex located in Laurel, Maryland.

D. PIMs

The Trust had investments in five PIMs at December 31, 1999. The Trust's PIMs consist of a GNMA or Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "Insured Mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

The Trust receives guaranteed level monthly payments of principal and interest, amortizing over thirty to forty years on the GNMA and Fannie Mae MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

                                      Continued

                           KRUPP GOVERNMENT INCOME TRUST

D. PIMs, continued

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

Payment of participation income from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. Payment of participation income at the time of the prepayment of the PIM or upon its maturity generally cannot exceed 50% of any increase in value of the underlying property.

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

At December 31, 1999 and 1998 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

The Trust's PIMs consisted of the following at December 31, 1999 and 1998:

                                Original
                                  Loan          Monthly       Interest     Maturity
PIM                              Amount         Payments         Rate         Date      Balance Outstanding at December 31,
                                                                                               1999              1998
River View (GNMA)           $   9,284,877    $       64,535    8.00%       01/15/33      $  9,019,623       $  9,070,196

Mill Pond (FHA)                 7,812,100            55,157    8.15%       01/01/33         7,580,257          7,622,447

Waterford (FHA)                 6,935,900            48,832    8.125%      08/01/32         6,713,520          6,752,284

Rivergreens (FHA)              10,003,000            69,518    8.005%      04/01/33         9,711,260          9,765,665

Lincoln Green (FNMA)           15,565,000            99,571    6.75%       10/01/02        14,307,013         14,526,991
                                                                             (a)
   Total                    $  49,600,877    $      337,613                              $ 47,331,673       $ 47,737,583
                                                                                               (b)
     (a)  Normal monthly benefit is based on a 30-year amortization.  All unpaid principal of approximately  $13,583,000 and accrued interest is due at the maturity date.
     (b)  The aggregate cost for federal income tax purposes is $47,331,673.



                                     Continued

                            KRUPP GOVERNMENT INCOME TRUST

                        NOTES TO FINANCIAL STATEMENTS, Continued


D. PIMs, continued

A  reconciliation  of activity  for each of the three years in the period  ended
December 31, is as follows:
                                                           1999                1998                 1997

Balance at beginning of period                      $  47,737,583       $  48,112,523          $  48,479,897

   PIM prepayment                                          -                    -                   -
   Prinicipal collections                                (405,910)           (374,940)              (367,374)

Balance at end of period                            $  47,331,673       $  47,737,583          $  48,112,523

Property descriptions:

     - River View Apartments ("River View") is a 220-unit apartment complex located in Columbia, South Carolina.
     - Mill Pond Apartments ("Mill Pond") is a 146-unit apartment complex in Bellbrook, Ohio.
     - Waterford Townhomes Apartments ("Waterford") is a 122-unit apartment complex in Eagen, Minnesota.
     - Rivergreens Apartments ("Rivergreens") is a 208-unit apartment complex in Gladstone, Oregon.
     - Lincoln Green Apartments ("Lincoln Green") is a 616-unit apartment complex in Greensboro, North Carolina.

E. MBS

At December 31, 1999, the Trust's MBS portfolio had an amortized cost of $12,377,145 and gross unrealized gains and losses of $258,056 and $26,740, respectively. At December 31, 1999, the Trust has a FHA insured mortgage with an amortized cost of $4,886,962. At December 31, 1998, the Trust's MBS portfolio had an amortized cost of $16,355,176 and gross unrealized gains and losses of $875,328 and $2,552, respectively. At December 31, 1998, the Trust's FHA insured mortgage had an amortized cost of $4,904,906. The Trust's MBS have maturities ranging from 2008 to 2035.

                                                                                                 Unrealized
                         Maturity Date                        Fair Value                         Gain/(Loss)
                          2001 - 2005                       $       -                          $      -
                          2006 - 2010                             462,299                          (3,694)
                          2011 - 2035                          17,032,700                           234,586

                              Total                         $  17,494,999                      $    230,892


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


                                     Continued

                           KRUPP GOVERNMENT INCOME TRUST

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

During the three years ended December 31, 1999, 1998, and 1997, the Trust received interest collections on Additional Loans with affiliates of the Advisor of the Trust of $ 225,156, $218,841, and $400,838, respectively. In addition, the Trust received $ 153,499 in 1999, $ 93,457 in 1998 and $32,622 in 1997
related to Participating Interest Income.

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

I. Federal Income Taxes

     Net income per statement of income                                                   $   12,317,381

     Add:     Provision for impaired mortgage loan                                                48,272
     Less:    Additional Loan interest recognized and previously
              deferred for book purposes                                                      (1,825,446)

     Book to tax difference for amortization
      of prepaid fees and expenses                                                              (109,242)

     Net income for federal income tax purposes                                           $   10,430,965

     The Trust paid dividends of $2.60 per share during 1999 which represents approximately $.69 from ordinary income and $1.91 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $7,921,000 and $7,311,000 at December 31, 1999 and 1998, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately $3,918,000 and $5,774,000 at December 31, 1999 and 1998, respectively.

                                       Continued


                             KRUPP GOVERNMENT INCOME TRUST

                        NOTES TO FINANCIAL STATEMENTS, Continued


J. Fair Value Disclosures of Financial Instruments

     The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     MBS

     The Trust estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted price of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions the Trust's investments in MBS had gross unrealized gains and losses of approximately $258,000 and $27,000 at December 31, 1999 and $875,000 and $3,000 at December 31, 1998.

     PIMs and PIMIs

     There is no active trading market for these investments, so management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the Insured Mortgages. Additional Loans are based on the estimated fair value of the underlying properties. Management does not include any participation income in the Trust's estimated fair values, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains and losses of approximately $419,000 and $1,804,000, respectively at December 31, 1999 and gross unrealized gains of approximately $3,732,000, at December 31, 1998.

     At December 31, 1999 and 1998, the Trust estimated the fair value of its financial instruments as follows:

                                                                       (amounts in thousands)
                                                                 1999                        1998
                                                          Fair        Carrying        Fair        Carrying
                                                         Value          Value         Value          Value

         Cash and cash equivalents                     $   4,627     $   4,627      $   9,004     $   9,004

         MBS                                              17,495        17,495         22,133        22,133

         PIMs and PIMIs:
           PIMs                                           46,995        47,332         49,229        47,738
           Insured mortgages                              59,081        60,129         77,627        75,386
           Additional Loans                                8,351         8,351         11,244        11,244

                                                       $ 136,549     $ 137,934      $ 169,237     $ 165,505


                                                     KRUPP GOVERNMENT INCOME TRUST

                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                Balance at        Charged to                                Balance at
                                Beginning         costs and                                   end of
Description                      of period         expenses              Revenues               period

Additional Loan
impairment provision            $2,114,346       $    48,272            $    -               $ 2,162,618
                                                      (1)


     (1) The Trust recognized a valuation allowance related to the Lifestyles and Mountain View Additional Loans.


                                   KRUPP GOVERNMENT INCOME TRUST

                                         SUPPLEMENTARY DATA
                                  SELECTED QUARTERLY FINANCIAL DATA


                                                           For the Quarter Ended
                                     March 31,          June 30,          September 30,         December 31,
                                       1999               1999                1999                  1999

     Total revenues            $     2,972,169       $   2,930,082       $     7,000,373     $     2,729,605

     Net income                $     2,305,965       $   2,128,720       $     5,800,454     $     2,082,242

     Earnings per Share        $           .15       $         .14       $           .39     $           .14



                                                           For the Quarter Ended
                                     March 31,          June 30,          September 30,         December 31,
                                       1998               1998                1998                  1998

     Total revenues            $     3,838,996       $  11,336,961       $     3,772,455     $    2,973,874

     Net income                $     2,909,567       $   9,604,704       $     2,224,441     $       97,753

     Earnings per Share        $           .19       $         .64       $           .15     $          .01



                                                                                       (Unaudited)
                     (Amounts in thousands, except per Share amounts)

                                                                               Year                  Inception
                                                                              Ended                   Through
                                                                             12/31/99                 12/31/99
      Distributable Cash Flow (a):

      Net income                                                           $     12,317             $    124,788
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                         49                    2,163
        Amortization of prepaid fees and
         expenses and organization costs                                          1,672                   14,828
        Additional Loan Interest Deferred                                       (1,855)                    3,918

        Total Distributable Cash Flow ("DCF")                                    12,183                  145,697

      DCF per Share based on Shares
       outstanding at December 31, 1999                                    $        .81             $       9.68 (c)

      Dividends:

       Total dividends to Shareholders                                     $     36,805 (b)         $    269,494 (b)
       Average dividend per Share based
        on Shares outstanding at
        December 31, 1999                                                  $       2.44             $      17.90 (b)(c)

     (a) Distributable Cash Flow consists of income before provision for impaired mortgage loans, amortization of prepaid fees and expenses and organization costs and includes deferred interest on Additional Loans. The Trust believes Distributable Cash Flow is an appropriate supplemental measure of operating performance, however, it should not be considered as a substitute for net income as an indication of operating performance or cash flows as a measure of liquidity.
     (b)  Includes an estimate of the distribution to be paid February 2000.
     (c) Shareholders average per Share return of capital on a cash basis as of February 2000 is $8.22 [$17.90 - $9.68]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.