Form 10-Q
period 2000-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 2000-05-12
CIK 857264

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2000

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

                                     KRUPP GOVERNMENT INCOME TRUST

                                             BALANCE SHEETS

                                                 ASSETS
                                                                                 March 31,              December 31,
                                                                                   2000                    1999
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
 Insured Mortgages                                                           $    60,038,036        $   60,129,492
 Additional Loans, net of impairment provision
    of $2,162,618                                                                  8,350,990             8,350,990
Participating Insured Mortgages ("PIMs")(Note 2)                                  47,225,061            47,331,673
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)             17,137,254            17,495,423

           Total mortgage investments                                            132,751,341           133,307,578

Cash and cash equivalents                                                          4,853,798             4,627,499
Interest receivable and other assets                                                 950,186               973,491
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,277,745
 and $6,089,755, respectively                                                      2,055,716             2,243,706
Prepaid participation servicing fees, net of
 accumulated amortization of $1,903,878 and
 $1,834,434, respectively                                                            873,871               943,315

           Total assets                                                      $   141,484,912        $142,095,589


                                                      LIABILITIES AND SHAREHOLDERS' EQUITY


Deferred income on Additional Loans (Note 5)                                 $     3,870,988        $    3,918,021
Other liabilities                                                                     16,933                25,025

           Total liabilities                                                       3,887,921             3,943,046

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
     Shares authorized; 15,053,135 Shares
     issued and outstanding                                                      137,389,653           137,921,227
   Accumulated comprehensive income                                                  207,338               231,316

           Total Shareholders' equity                                            137,596,991           138,152,543

           Total liabilities and Shareholders' equity                        $   141,484,912        $142,095,589


                            The accompanying notes are an integral
                                part of the financial statements.





                                    KRUPP GOVERNMENT INCOME TRUST

                             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                                     For the Three Months
                                                                                        Ended March 31,
                                                                                  2000                 1999
Revenues:
    Interest income - PIMs and PIMIs:
       Basic interest                                                        $  2,018,044         $  2,345,840
       Additional loan interest                                                   141,413              108,267
       Participation income                                                        76,968               -
    Interest income - MBS                                                         353,406              410,032
    Interest income cash and cash equivalents                                      67,483              108,030

         Total revenues                                                         2,657,314            2,972,169

Expenses:
   Asset management fee to an affiliate                                           251,900              289,602
   Expense reimbursements to affiliates                                            55,841               18,215
   Amortization of prepaid fees and expenses                                      257,434              295,866
   General and administrative                                                      64,680               62,521

         Total expenses                                                           629,855              666,204

Net income                                                                      2,027,459            2,305,965

Other comprehensive income:
     Net change in unrealized gain on MBS                                         (23,978)             (51,533)

Total comprehensive income                                                  $   2,003,481        $   2,254,432

Basic earnings per Share                                                    $         .13        $              .15

Weighted average Shares outstanding                                            15,053,135           15,053,135





                                      The accompanying notes are an integral
                                         part of the financial statements.




                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months
                                                                                       Ended March 31,

                                                                                    2000              1999
Operating activities:
   Net income                                                                 $  2,027,459        $ 2,305,965
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of (discounts) and premium                                       (1,450)               351
Amortization   of   prepaid
fees and expenses                                                                  257,434            295,866
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and
           other assets                                                             23,305            (14,111)
         (Decrease) increase in deferred income
           on Additional Loans                                                     (47,033)            79,842
         (Decrease) increase in other liabilities                                   (8,092)           669,350

               Net cash provided by operating activities                         2,251,623          3,337,263

Investing activities:
    Principal collections on MBS                                                   335,641          1,493,711
    Principal collections on PIMs and Insured
       Mortgages                                                                   198,068            202,752


               Net cash provided by investing activities                           533,709          1,696,463


Financing activity:
   Dividends                                                                    (2,559,033)        (4,892,273)

Net increase in cash and cash equivalents                                          226,299            141,453

Cash and cash equivalents, beginning of period                                   4,627,499          9,004,397

Cash and cash equivalents, end of period                                      $  4,853,798       $  9,145,850

Non cash activities:
     Decrease in Fair Value of MBS                                            $    (23,978)      $    (51,533)




                                   The accompanying notes are an integral
                                      part of the financial statements.

                                       KRUPP GOVERNMENT INCOME TRUST

                                       NOTES TO FINANCIAL STATEMENTS


1.    Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor") of Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

At March 31, 2000, the Trust's PIMs and PIMIs have a fair value of $114,055,152 and gross unrealized gains and losses of $229,329 and $1,788,264 respectively. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At March 31, 2000 there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

The Advisor believes that the impairment provision of $2,162,618 is adequate, based on its analysis of property operations underlying the Additional Loans.

3.    MBS

At  March  31,  2000,  the  Trust's  MBS  portfolio  has an  amortized  cost  of
$12,047,695 and unrealized gains and losses of $233,241 and $25,903, respectively. At March 31, 2000, the Trust's FHA insured mortgage has an amortized cost of $4,882,221. The MBS portfolio including the insured mortgage has maturities ranging from 2008 to 2035.

4.    Changes in Shareholders' Equity

     A summary of changes in  shareholders'  equity for three months ended March
31, 2000 is as follows:

                                                                               Accumulated         Total
                                          Common             Retained         Comprehensive     Shareholders'
                                          Stock              Earnings            Income            Equity
Balance at December 31, 1999         $  137,921,227        $    -            $  231,316       $  138,152,543

Net income                                  -               2,027,459             -                2,027,459

Dividends                                  (531,574)       (2,027,459)            -               (2,559,033)

Change in unrealized
 loss on MBS                                -                   -               (23,978)             (23,978)

Balance at March 31, 2000             $ 137,389,653        $    -            $  207,338       $  137,596,991


                                               Continued

                                      KRUPP GOVERNMENT INCOME TRUST

                                NOTES TO FINANCIAL STATEMENTS, continued
                                             _____________



5. Related Party Transactions

The Trust received $86,609 of Additional Loan Interest that was due from The Seasons during the first quarter of 2000 in April 2000. For the three months ended March 31, 1999, the Trust received $86,609 of Additional Loan Interest from The Seasons.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $4.9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.17 per Share per quarter. In general, the Advisor tries to set a dividend rate that provides for level quarterly distributions. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special distribution.

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

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust's investments in PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation income based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend upon the successful operations of the underlying properties.

The Trust received the first installment of Additional Loan interest from one of its PIMI investments, Red Run, during the first quarter. The first installment for The Seasons was received subsequent to the end of the quarter due to HUD financial reporting requirements. The Trust's three other PIMI investments, Lifestyles, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. None of these three properties generated Surplus Cash as of December 31, 1999; consequently, the Trust will not receive any Additional Loan interest during the first half of 2000.

The Trust received participation income from two of its investments during the first quarter. Waterford Townhomes, one of the Trust's PIM investments, paid $42,731 of participation income based on 1998 operating results which was billed in the fourth quarter of 1999. Red Run, one of the Trust's PIMI investments, paid $33,630 of participation income based on, 1999 operating results. Subsequent to the end of the first quarter, the Trust also received $68,762 of participation income based on the second half of 1999 operating results for The Seasons. The Trust expects to collect participation income based on successful 1999 operating results from two other PIM investments later during 2000, Lincoln Green and Waterford Townhomes. Three other properties, Rivergreens I, Mill Pond I and Riverview, are occupied in the low 90% range and generate sufficient revenue to meet all cash requirements for operations and maintenance, but do not generate Surplus Cash under HUD's definition for payment of participation income to the Trust.

As mentioned above, three properties operate under workout agreements with the Trust. Windward Lakes' operating results deteriorated during 1995 and 1996, and in early 1997 the independent Trustees approved a workout with the borrower of the Windward Lakes PIMI, an affiliate of the Advisor of the Trust. In the workout, the Trust agreed to reduce the effective basic interest rate on the insured first mortgage by 2% per annum for 1997 and 1% per annum for 1998, 1999 and 2000. The borrower made an equity contribution of $133,036 to the property and agreed to cap the annual management fee paid to an affiliate at 3% of revenues. The Trust's participation in current operations is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash. Any unpaid Additional Loan interest accrues at 7.5% per annum. When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower's equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI.

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. The borrower made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for new residents and rental rates. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and the Trust recorded a valuation allowance of $1,130,436 in the fourth quarter of 1998 and continues to maintain that allowance.

Mountain View is similar to Lifestyles with respect to competitive market conditions. In June 1999, the Trust approved a second workout that runs through 2004. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until the property is sold or refinanced, and to change the participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust's participation in Surplus Cash generated by the property. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Mountain View asset was impaired and has recorded a valuation allowance of $1,032,272 and continues to maintain that allowance.

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

There are contractual restrictions on the repayment of the PIMs and PIMIs. During the first five years of the investment, borrowers are prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment premium or the participation due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

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


Results of Operations

The net income of the Trust for the first quarter 2000 decreased by approximately $279,000 as compared to the first quarter of 1999 due primarily to decreases in basic interest income on PIMs and PIMIs. This decrease was primarily the result of the payoff of the Audubon Villas PIMI during the third quarter of 1999.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Trust's Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be effected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws, and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $4.5 million of Agency paper.


Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

The Trust monitors prepayments and considers prepayment trends, as well as distribution requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

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



Date:   April 28, 2000