Form 10-Q
period 2000-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 2000-08-03
CIK 857264

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended         June 30, 2000

                                 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


           Commission file number              0-19244


                 Krupp Government Income Trust


         Massachusetts                               04-3089272
(State or other jurisdiction
 of incorporation or organization)        (IRS employer identification no.)


One Beacon Street, Boston, Massachusetts                02108
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


                         KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS


                                     ASSETS
                                                                                June 30,            December 31,
                                                                                 2000                   1999
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
  Insured Mortgages                                                         $   59,944,676         $    60,129,492
  Additional Loans, net of impairment provision of $2,162,618                    8,350,990               8,350,990
Participating Insured Mortgages ("PIMs")(Note 2)                                47,116,313              47,331,673
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Note 3)                                                 16,877,238              17,495,423

           Total mortgage investments                                          132,289,217             133,307,578

Cash and cash equivalents                                                        5,158,996               4,627,499
Interest receivable and other assets                                               700,088                 973,491
Prepaid acquisition fees and expenses, net
  of accumulated amortization of $6,465,735
  and $6,089,755, respectively                                                   1,867,726               2,243,706
Prepaid participation servicing fees, net of
  accumulated amortization of $1,973,322 and
  $1,834,434, respectively                                                         804,427                 943,315

           Total assets                                                     $  140,820,454         $   142,095,589


                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 5)                                $    3,823,955         $     3,918,021
Other liabilities                                                                   12,512                  25,025

           Total liabilities                                                     3,836,467               3,943,046

Shareholders' equity (Note 4)
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares
   issued and outstanding                                                      136,795,488             137,921,227

   Accumulated comprehensive income                                                188,499                 231,316

           Total Shareholders' equity                                          136,983,987             138,152,543

           Total liabilities and Shareholders' equity                       $  140,820,454         $   142,095,589


                             The accompanying notes are an integral
                                 part of the financial statements.


                                  KRUPP GOVERNMENT INCOME TRUST

                           STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                  For the Three Months                  For the Six Months
                                                      Ended June 30,                       Ended June 30,

                                                 2000              1999               2000              1999

Revenues:
   Interest income - PIMs
   and PIMIs:
      Basic interest                        $  2,026,783      $  2,288,267        $  4,044,827    $  4,634,107
      Additional Loan interest                   141,088            79,398             282,501         187,665
      Participation interest                      68,762            75,020             145,730          75,020
   Interest income - MBS                         346,268           390,263             699,674         800,295
   Interest income - cash and
   cash equivalents                               77,556            97,134             145,039         205,164

         Total revenues                        2,660,457         2,930,082           5,317,771       5,902,251

Expenses:
   Asset management fee
    to an affiliate                              250,993           290,685             502,893         580,287
   Expense reimbursements
    to affiliates                                 66,906            67,479             122,747          85,694
   Amortization of prepaid
    fees and expenses                            257,434           295,865             514,868         591,731
   General and
    administrative                               120,256           147,333             184,936         209,854

         Total expenses                          695,589           801,362           1,325,444       1,467,566

Net income                                     1,964,868         2,128,720           3,992,327       4,434,685

Other comprehensive income:
   Net change in unrealized
   gain on MBS                                   (18,839)         (231,864)            (42,817)       (283,397)


Total comprehensive income                  $  1,946,029      $  1,896,856        $  3,949,510     $ 4,151,288

Basic earnings per Share                    $        .14      $        .14        $        .27     $       .29

Weighted average Shares
 outstanding                                         15,053,135                            15,053,135




                                 The accompanying notes are an integral
                                    part of the financial statements.



                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS


                                                                                         For the Six Months
                                                                                            Ended June 30,

                                                                                      2000                  1999
Operating activities:
   Net income                                                                   $    3,992,327      $    4,434,685
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of (discounts) and premiums                                            (715)              2,194
      Amortization of prepaid fees and expenses                                        514,868             591,731
      Changes in assets and liabilities:
         Decrease in interest receivable and other
            assets                                                                     273,403              43,154
         (Decrease) increase in deferred income on
           Additional Loans                                                            (94,066)            184,653
         (Decrease) increase in other liabilities                                      (12,513)             91,732

Net cash provided by operating activities                                            4,673,304           5,348,149

Investing activities:
    Principal collections on MBS                                                       576,083           2,497,854
    Principal collections on PIMs and Insured
     Mortgages                                                                         400,176             409,674

Net cash provided by investing activities                                              976,259           2,907,528
Financing activity:
   Dividends                                                                        (5,118,066)         (9,784,546)

Net increase (decrease) in cash and cash equivalents                                   531,497          (1,528,869)

Cash and cash equivalents, beginning of period                                       4,627,499           9,004,397

Cash and cash equivalents, end of period                                        $    5,158,996      $    7,475,528


Non Cash Activities:
   Decrease in Fair Value of MBS                                                $      (42,817)     $     (283,397)





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

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2000, and the results of operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

At June 30, 2000, the Trust's PIMs and PIMIs have a fair value of $113,937,558 and gross unrealized gains and losses of $134,025 and $1,608,446, respectively. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At June 30, 2000, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

The Advisor believes that the impairment provision of $2,162,618 is adequate based on its analysis of property operations underlying the Additional Loans.

3.    MBS

At June 30, 2000, the Trust's MBS portfolio has an amortized cost of $11,811,367 and unrealized gains and losses of $216,471 and $27,972, respectively. At June 30, 2000, the Trust's FHA insured mortgage has an amortized cost of $4,877,372. The MBS portfolio including the insured mortgage has maturities ranging from 2008 to 2035.





                                   Continued


                        KRUPP GOVERNMENT INCOME TRUST

                   NOTES TO FINANCIAL STATEMENTS, Continued




4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended
      June 30, 2000 is as follows:


                                            Total                            Accumulated
                                           Common             Retained      Comprehensive             Shareholders'
                                            Stock             Earnings          Income                   Equity
Balance at December 31, 1999          $  137,921,227        $     -          $    231,316            $   138,152,543

Net income                                     -              3,992,327             -                      3,992,327

Dividends                                 (1,125,739)        (3,992,327)            -                     (5,118,066)

Change in unrealized
 loss on MBS                                   -                  -               (42,817)                   (42,817)

Balance at June 30, 2000              $  136,795,488        $     -          $    188,499            $   136,983,987




5. Related Party Transactions

The Trust received $86,609 and $57,739 of Additional Loan Interest during the three months ended June 30, 2000 and 1999, respectively from affiliates of the Advisor. The Trust also received participation interest of $68,762 and $75,020 from an affiliate of the Advisor during the three months ended June 30, 2000 and 1999, respectively.

The Trust received $86,935 and $144,348 of Additional Loan Interest during the six months ended June 30, 2000 and 1999, respectively from affiliates of the Advisor. The Trust also received participation interest of $68,762 and $75,020 from an affiliate of the Advisor during the six months ended June 30, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At June 30, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $5.2 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The Trust received the first installment of Additional Loan interest from two of its PIMI investments, Red Run and The Seasons during the six months ended June 30, 2000. The Trust's three other PIMI investments, Lifestyles, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. None of these three properties generated Surplus Cash as of December 31, 1999; consequently, the Trust did not receive any Additional Loan interest during the first half of 2000.

The Trust received participation interest from three of its investments during the first half of 2000. Waterford Townhomes, one of the Trust's PIM investments, paid $42,731 of participation interest based on 1998 operating results. Red Run, one of the Trust's PIMI investments, paid $33,630 of participation interest based on 1999 operating results. The Trust also received $68,762 of participation interest based on the second half of 1999 operating results for The Seasons. The Trust expects to collect participation interest based on successful 1999 operating results from the Lincoln Green and Waterford Townhomes PIM investments later during 2000. Three other properties, Rivergreens I, Mill Pond I and Riverview, are occupied in the low 90% range and generate sufficient revenue to meet all cash requirements for operations and maintenance, but do not generate Surplus Cash under HUD's definition for payment of participation interest to the Trust.

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

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. The borrower made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for new residents and rental rates. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and the Trust recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998 and continues to maintain that allowance.

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

Results of Operations

The net income of the Trust for the three and six months ended June 30, 2000 decreased by approximately $164,000 and $442,000 respectively, as compared to the three and six months ended June 30, 1999 due primarily to decreases in basic interest income on PIMs and PIMIs. This decrease was primarily the result of the payoff of the Audubon Villas PIMI during the third quarter of 1999 net of the reduction to the interest rate rebate on the Lifestyles Loan.

The Trust generally funds a portion of its dividends with principal collections, which will continue to reduce the assets of the Trust thereby reducing the income, generated by the Trust in the future. Additionally, asset management fees will decrease as the Trust's investments in MBS, PIMS, and insured mortgages continue to decline as a result of principal collections.

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

The Trust includes in cash and cash equivalents approximately $4.7 million of Agency paper.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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


Item 1.       Legal Proceedings
              Response:  None

Item 2.       Changes in Securities
              Response:  None

Item 3.       Defaults upon Senior Securities
              Response:  None

Item 4.       Submission of Matters to a Vote of Security Holders
              Response:  None

Item 5.       Other Information
              Response:  None

Item 6.       Exhibits and Reports on Form 8-K
               Reponse: None

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














DATE:    August 6, 2000