Form 10-Q
period 2000-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 2000-11-13
CIK 857264

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 2000

                                    OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to



               Commission file number          0-19244


                        Krupp Government Income Trust


           Massachusetts                                 04-3089272
(State or other jurisdiction of              (IRS employer identification no.)
 incorporation or organization)


One Beacon Street, Boston, Massachusetts                    02108
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

                        KRUPP GOVERNMENT INCOME TRUST

                                BALANCE SHEETS


                                    ASSETS
                                                                              September 30,           December 31,
                                                                                   2000                    1999
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
 Insured Mortgages                                                          $   59,849,372         $    60,129,492
 Additional Loans, net of impairment provision of $2,162,618                     8,350,990               8,350,990
Participating Insured Mortgages ("PIMs") (Note 2)                               47,005,385              47,331,673
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Note 3)                                                 16,609,010              17,495,423

           Total mortgage investments                                          131,814,757             133,307,578

Cash and cash equivalents                                                        5,411,061               4,627,499
Interest receivable and other assets                                               595,686                 973,491
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,653,725
 and $6,089,755, respectively                                                    1,679,736               2,243,706
Prepaid participation servicing fees, net of
 accumulated amortization of $2,042,766 and
 $1,834,434, respectively                                                          734,983                 943,315

           Total assets                                                     $  140,236,223         $   142,095,589

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                         $    3,776,921         $     3,918,021
Other liabilities                                                                   18,769                  25,025

           Total liabilities                                                     3,795,690               3,943,046

Shareholders' equity (Note 4)
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares
   issued and outstanding                                                      136,222,461             137,921,227

   Accumulated comprehensive income                                                218,072                 231,316

           Total Shareholders' equity                                          136,440,533             138,152,543

           Total liabilities and Shareholders' equity                       $  140,236,223         $   142,095,589





                                         The accompanying notes are an integral
                                            part of the financial statements.




                               KRUPP GOVERNMENT INCOME TRUST

                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                    For the Three Months                For the Nine Months
                                                     Ended September 30,                 Ended September 30,

                                                   2000              1999             2000              1999

Revenues:
   Interest income - PIMs
    and PIMIs:
    Basic interest                          $  2,022,988      $  2,127,439        $  6,067,815    $  6,761,546
      Additional Loan interest                   141,088         2,128,724             423,589       2,316,389
      Participation interest                     111,787         2,193,485             257,517       2,268,505
   Interest income - MBS                         342,105           371,727           1,041,779       1,172,022
   Interest income - cash and
    cash equivalents                              79,316           178,998             224,355         384,162

         Total revenues                        2,697,284         7,000,373           8,015,055      12,902,624

Expenses:
   Asset management fee
    to an affiliate                              252,854           267,621             755,747         847,908
   Expense reimbursements
    to affiliates                                 66,906            67,479             189,653         153,173
   Amortization of prepaid
    fees and expenses                            257,434           793,618             772,302       1,385,349
   General and administrative                    134,083            71,201             319,019         281,055

         Total expenses                          711,277         1,199,919           2,036,721       2,667,485

Net income                                     1,986,007         5,800,454           5,978,334      10,235,139

Other comprehensive income:
   Net change in unrealized
      loss on MBS                                 29,573          (85,354)             (13,244)        (368,751)

Total comprehensive income                  $  2,015,580      $  5,715,100$       5,965,090  $    9,866,388

Basic earnings per Share                    $        .13      $        .39        $        .40    $       .68

Weighted average Shares
 outstanding                                         15,053,135                            15,053,135





                                      The accompanying notes are an integral
                                         part of the financial statements.




                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS


                                                                                        For the Nine Months
                                                                                        Ended September 30,

                                                                                      2000                  1999
Operating activities:
   Net income                                                                   $    5,978,334      $   10,235,139
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of (discounts) and premiums                                          (2,469)              2,933
      Amortization of prepaid fees and expenses                                        772,302           1,385,349
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                              377,805             189,186
         Decrease in deferred income on Additional Loans                                             (141,100)     (1,748,219)
        (Decrease) increase in other liabilities                                        (6,256)             41,520

Net cash provided by operating activities                                            6,978,616          10,105,908

Investing activities:
      Principal collections on MBS                                                     875,638           3,425,917
      Principal collections on PIMs and Insured Mortgages                              606,408             606,812
      PIM prepayment                                                                     -              14,861,957
Collections on Additional Loans                                                          -               2,844,600

Net cash provided by investing activities                                            1,482,046          21,739,286

Financing activity:
      Dividends                                                                     (7,677,100)        (34,245,895)

Net Increase (decrease) in cash and cash equivalents                                   783,562          (2,400,701)

Cash and cash equivalents, beginning of period                                       4,627,499           9,004,397

Cash and cash equivalents, end of period                                        $    5,411,061      $    6,603,696

Non Cash activities:
   Decrease in Fair Value of MBS                                                $      (13,244)     $     (368,751)





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

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

At September 30, 2000, the Trust's PIMs and PIMIs had a fair value of $113,807,421 and gross unrealized gains and losses of $343,478 and $1,741,804 respectively. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At September 30, 2000, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

The Advisor believes that the impairment provision of $2,162,618 is adequate based on its analysis of property operations underlying the Additional Loans.

3.    MBS

At September 30, 2000, the Trust's MBS portfolio had an amortized cost of $11,518,523 and unrealized gains and losses of $229,818 and $11,746, respectively. At September 30, 2000, the Trust's insured mortgage loan has an amortized cost of $4,872,415. The MBS portfolio including the insured mortgage has maturities ranging from 2008 to 2035.





                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST




4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for the nine months ended
      September 30, 2000 is as follows:

                                           Total                                 Accumulated
                                           Common              Retained         Comprehensive       Shareholders'
                                           Stock               Earnings            Income              Equity

Balance at December 31, 1999          $  137,921,227        $       -          $    231,316       $   138,152,543

Net income                                     -                5,978,334             -                 5,978,334

Dividends                                 (1,698,766           (5,978,334)            -                (7,677,100)

Change in unrealized
 loss on MBS                                   -                    -              (13,244)               (13,244)


Balance at September 30, 2000         $  136,222,461        $       -          $   218,072        $   136,440,533





5.   Related Party Transactions

     The Trust received $86,609 and $106,262 of Additional Loan Interest during the three months ended September 30, 2000 and 1999, respectively, from affiliates of the Advisor. The Trust also received participation interest of $105,743 and $78,479 from an affiliate of the Advisor during the three months ended September 30, 2000 and 1999, respectively.

     The Trust received $173,544 and $225,156 of Additional Loan Interest during the nine months ended September 30, 2000 and 1999, respectively, from affiliates of the Advisor. The Trust also received participation interest of $174,505 and $153,499 from an affiliate of the Advisor during the nine months ended September 30, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity and Capital Resources

     At September 30, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $5.4 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

     The Trust received the second installment of Additional Loan interest from two of its PIMI investments, Red Run and The Seasons during the third quarter of 2000. The Trust's three other PIMI investments, Lifestyles, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. None of these three properties generated Surplus Cash for the year ended December 31, 1999 or the six months ended June 30, 2000; consequently, the Trust did not receive any Additional Loan interest.

     The Trust received participation interest from three of its investments during the nine months ended September 30, 2000. Waterford Townhomes, one of the Trust's PIM investments, paid $42,731 of participation interest based on 1999 operating results. Red Run, one of the Trust's PIMI investments, paid $39,673 of participation interest; $33,630 based on 1999 operating results and $6,043 based on the first half of 2000 operating results. The Trust also received $174,505 of participation interest from The Seasons; $68,762 based on the second half of 1999 operating results and $105,743 based on the first half of 2000. The Trust expects to collect participation interest based on successful 1999 operating results from the Lincoln Green PIM investment later during 2000. Three other properties, Rivergreens I, Mill Pond I and Riverview, are occupied in the low 90% range and generate sufficient revenue to meet all cash requirements for operations and maintenance, but do not generate Surplus Cash under HUD's definition for payment of participation interest to the Trust.

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

     Results of Operations

     The net income of the Trust for the nine months ended September 30, 2000 decreased by $4.3 million as compared to the nine months ended September 30, 1999 due primarily to decreases in interest income net of decreases in asset management fees to an affiliate and amortization expense. Basic, additional loan and participation interest income decreased in 2000 due to the receipt of the Audubon Villas PIMI repayment during 1999. The Trust received approximately $2.0 million of participation interest income when the PIMI paid off. Interest income on MBS decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to principal collections reducing the MBS investment balance. Other interest income decreased due to lower average cash balances while asset management fees and amortization of prepaid expenses decreased due to the payoff of the Audubon Villas PIMI in 1999.

     The Trust's net income decreased by $3.8 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 due primarily to the reasons discussed above.

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

     The Trust includes in cash and cash equivalents approximately $5.2 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

     Interest Rate Risk

     The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

     The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

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














DATE: October 29, 2000