Form 10-K
period 2000-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 2001-04-02
CIK 857264

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended           December 31, 2000

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
Yes   X    No
    -----     -----

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

The exhibit index is located on pages 12-18

                                    PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS
------

Krupp Government Income Trust (the "Trust") was formed on November 1, 1989 by filing a Declaration of Trust in the Commonwealth of Massachusetts. The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest ("the Shares"). The Trust raised approximately $300 million through a public offering of Shares of beneficial interest and used the proceeds available for investment primarily to acquire participating insured mortgages ("PIMs"), participating insured mortgage investments ("PIMIs") and mortgage-backed securities ("MBS"). The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

The Trust has elected to be treated as a real estate investment trust ("REIT"), under the Internal Revenue Code of 1986, as amended. The Trust shall terminate on December 31, 2029 unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon. See Note A of Notes to Financial Statements included in Appendix A of this report for additional information.

The Trust's investments in PIMs on multi-family residential properties consist of (1) a MBS or an insured mortgage loan (collectively, the "insured mortgage") guaranteed or insured as to principal and basic interest, and (2) a participating mortgage. The insured mortgages were issued or originated under or in connection with the housing programs of Fannie Mae, the Government National Mortgage Association ("GNMA"), or the Federal Housing Administration ("FHA") under the authority of the Department of Housing and Urban Development ("HUD"). PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property. The borrower conveys the participation rights to the Trust through a subordinated promissory note and mortgage. The participation features are neither insured nor guaranteed.

The PIMIs consist of (1) an insured mortgage issued by GNMA or originated under the lending program of the FHA, (2) an additional loan ("Additional Loan") to the borrower or owners of the borrower in excess of mortgage amounts insured or guaranteed under GNMA or FHA programs that increases the Trust's total financing with respect to that property and (3) a participating mortgage. Additional Loans associated with insured mortgages issued or originated in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property. These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire Mortgage Advisors Limited Partnership ("the Advisor"). The Additional Loans are neither insured nor guaranteed. In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Additional Loans provide the Trust with semi-annual interest payments and may provide additional interest in the future while the participating mortgage provides for Trust participation in the net income and residual value, if any, of the underlying property.

The Trust also acquired MBS collateralized by single-family and multi-family mortgage loans issued or originated by GNMA, Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS and FHA mortgage loans.

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

To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders. The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust's REIT status. If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or dividend tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation. If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for dividends to shareholders. To the extent that dividends had been made in anticipation of the Trust's qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain investments in order to pay the applicable tax. Moreover, should the Trust's election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 2000, there were no personnel directly employed by the Trust.

ITEM 2.  PROPERTIES
------

None.

ITEM 3.  LEGAL PROCEEDINGS
------

There are no material pending legal proceedings to which the Trust is a party or to which any of its investments are subject to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.


                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------

There currently is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2000 is approximately 11,600.

The Trust has and intends to continue declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.325 for 1999 and $.17 per Share per quarter for 2000 and 2001.


ITEM 6.  SELECTED FINANCIAL DATA
------

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

                                                       (Amounts in thousands, except for per Share amounts)

                                             2000           1999          1998            1997             1996
                                             ----           ----          ----            ----             ----

Total revenues                           $   11,076       $ 15,632       $ 21,922        $ 17,618         $ 16,358

Net income                               $    8,429       $ 12,317       $ 14,836        $ 12,899         $ 12,481

Net income per Share                     $      .56       $    .82       $    .99        $    .86         $    .83

Weighted average Shares
 outstanding                                 15,053         15,053         15,053          15,053           15,053
Total assets at
 December 31                             $  140,131       $142,096       $171,422        $221,779         $241,634

Average dividends
 per Share                               $      .68      $    2.60       $   4.16        $   2.22         $   1.30



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 2000 the Trust had liquidity consisting of cash and cash equivalents, of approximately $5.4 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is quarterly dividends, paid to investors of approximately $2.6 million, and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.17 per Share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

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

The Trust received both installments of Additional Loan interest from two of its PIMI investments, Red Run and The Seasons during 2000. The Trust's three other
PIMI investments, Lifestyles, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. None of these three properties generated Surplus Cash for the year ended December 31, 1999 or the six months ended June 30, 2000; consequently, the Trust did not receive any Additional Loan interest.

The Trust received participation interest from five of its investments during the twelve months ended December 31, 2000. Waterford Townhomes, a PIM investment, paid $42,731 of participation interest. Red Run, a PIMI investment, paid $39,673 of participation interest. The Seasons, a PIMI investment, paid
$174,505 of participation interest. Lincoln Green, a PIM investment, paid $188,726 and Rivergreens I, a PIM investment, paid $58,370. Two other properties, Mill Pond I and Riverview, are occupied in the low 90% range and generate sufficient revenue to meet all cash requirements for operations and maintenance, but do not generate Surplus Cash under HUD's definition for payment of participation interest to the Trust.

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

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for new residents and rental rates. As a result of the factors described above, the Trust determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998 and continues to maintain that allowance.

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

During the third quarter of 1999, the Trust received a prepayment of the Audubon Villas PIMI when the property was refinanced. The Trust received the prepayment of the principal balance of the insured mortgage of $14,861,957, the principal balance of the Additional Loan of $2,691,000, and participation income of $1,966,901. Also, $1,962,261 was recognized as Additional Loan interest income which was previously recorded as deferred income. On August 18, 1999, the Advisor declared a special dividend of $1.30 per share that was paid on September 17, 1999 from the payoff of the Audubon Villas PIMI.

During the third quarter 1998, the Trust received a prepayment of the Park Highlands PIMI when the property was sold. This prepayment occurred prior to the expiration of the five-year prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable in return for an additional prepayment penalty. The Trust received the prepayment of the principal balance of the insured first mortgage of $16,752,295, the principal balance of the Additional Loan of $3,000,000, the Additional Loan interest due at the time of the prepayment of $57,945 and the prepayment penalty for the early payoff of $479,476. In addition, the Trust received participation interest comprised of the outstanding Preferred Return on the Trust investment of $1,481,865 and the Trust's share in the increase in the value of the underlying property of $1,206,719.

Also during the third quarter of 1998, the Trust received a prepayment of the Coconut Palm Club PIMI. This transaction was the result of a sale of the underlying property as well, although the Trust received less than its full Preferred Return. The Advisor agreed to allow the transaction because the purchase price was judged to be favorable in light of the highly competitive rental market in Broward County, Florida. In addition, without the sale it was likely that the Advisor would have agreed to a loan restructure with the borrower rather than expose the Trust to the uncertainty of a probable default. The Trust received the prepayment of the principal balance of the insured first mortgage of $15,851,211, the principal balance of the Additional Loan of $2,850,900 and the Additional Loan interest due at the time of the repayment of $89,090. In addition, the Trust received participation interest of $1,419,116 towards the Preferred Return.

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

The Trust's investments also include cash and cash equivalents of approximately $4.7 million of Agency paper, which is issued by Government Sponsored
Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

The table on the following page provides information about the Trust's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                     2001       2002       2003       2004       2005     Thereafter      Total      Fair Value
                                                                                        Face Value


Interest-sensitive assets:

MBS               $  1,537   $  1,332   $ 1,156    $ 1,005  $   877   $    10,383      $   16,290   $    16,737
WAIR                 8.27%       8.27%     8.27%      8.27%    8.27%         8.27%           8.27%

PIMS                   471     14,053       257        278      301        31,532          46,892        46,594
WAIR                 7.67%       8.06 %    8.06%      8.06%    8.06%         8.06%           7.67%

PIMIS                  409        444       482        522      567        57,328           59,752       58,655
WAIR                  7.74%      7.74%     7.74%      7.74%    7.93%         7.93%            7.47%

Additional Loans       -        2,471     1,400      2,900       -          3,743          10,514         8,351
WAIR                 6.27%       5.90%     5.60%      4.63%    4.63%         4.63%           6.27%
                  --------    -------- ---------  --------- ---------   ----------     -----------   ----------

Total Interest-
Sensitive Assets  $  2,417   $ 18,300  $   3,295  $   4,705 $   1,745   $   102,986    $   133,448   $  130,337
                  ========   ========  =========  ========= =========   ===========    ===========   ==========



Operations

The following discussion relates to the operations of the Trust during the years ended December 31, 2000, 1999 and 1998. Dollars are stated in thousands, except for per Share amounts.

                                                               Years   Ended    December   31,

                                             2000                      1999                       1998

                                                        Per                        Per                       Per
                                         Amount        Share       Amount         Share          Amount     Share

Interest income on PIMs
  and PIMIs:
    Basic interest                       $  8,087      $  .54        $8,789     $ .58           $10,636       $ .71
    Additional Loan interest                  744         .05         2,535       .18             3,081         .20
    Participation interest                    505         .03         2,269       .15             5,094         .34
Interest income on MBS                      1,376         .09         1,531       .10             1,930         .13
Interest income on cash
 and cash equivalents                         365         .02           508       .03             1,181         .08
Trust expenses                             (1,618)       (.10)       (1,595)     (.11)           (1,973)       (.13)
Amortization of prepaid
 fees and expenses                         (1,030)       (.07)       (1,672)     (.11)           (2,999)       (.20)
Provision for impaired
  mortgage loans                           -                -           (48)       -             (2,114)        (.14)
                                         -------       ------      --------     -----           -------        -----       -

Net income                               $  8,429      $  .56      $ 12,317     $ .82           $14,836        $ .99
                                         ========      ======      ========     =====           =======        =====

Weighted average
   Shares outstanding                        15,053,135                   15,053,135                    15,053,135
                                             ==========                   ==========                    ==========


The Trust's net income decreased by approximately $3.9 million for 2000 when compared to 1999 due primarily to decreases in interest income net of decreases in amortization expense and asset management fees due to an affiliate. Basic interest on PIMs and PIMIs, Additional Loan Interest, and participation interest decreased by $4.3 million in 2000 primarily due to the payoff of the Audubon Villas PIMI in the third quarter of 1999. Interest income on MBS will continue to decline as principal collections reduce the MBS investment balance. Interest income on cash and cash equivalents decreased due to lower average cash balances. Amortization expense decreased due to the payoff of the Audubon Villas PIMI. The decrease in asset management fees is due to the Trust's asset base declining.

The Trust's net income decreased by approximately $2.5 million for 1999 when compared to 1998 due primarily to decreases in interest income net of decreases in asset management fees due to an affiliate, the provision for impaired mortgage loans and amortization expense. The prepayment of Park Highland and Coconut Palm in 1998, and Audubon Villas in 1999 caused a decrease in basic interest income on PIM and PIMIs. Participation income was higher in 1998 by $2.8 million as compared to 1999 resulting from the participation income received when the Park Highlands and Coconut Palm PIMIs prepaid, exceeding the income received when the Audubon Villas PIMI prepaid in 1999. Interest income on MBS will continue to decline as principal collections reduce the MBS investment balance. Interest income on cash and cash equivalents decreased due to lower average cash balances. Amortization expense decreased due to the payoffs of the Audubon Villas, Park Highland and Coconut Palm PIMIs. The decrease in asset management fees is due to the Trust's asset base declining. The provision for impaired mortgage loans decreased from 1998 to 1999. In 1998, the Trust recorded a provision for impaired mortgage loans in connection with the Lifestyles and Mountain View Additional Loans. In 1999, the trust recorded an additional $48,000 to adjust the carrying value of the Mountain View Additional Loan to the estimated fair value of the collateral.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


               None.
                                                        PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

  Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

                                                        Position with Krupp
                   Name and Age                         Government Income Trust

                   Douglas Krupp (54)                   Chairman of Board of
                                                        Trustees and Trustee
          *        Charles N. Goldberg (59)             Trustee
          *        J. Paul Finnegan (76)                Trustee
          *        Stephen Puleo (66)                   Trustee
                   Robert A. Barrows (43)               Treasurer
                   Scott D. Spelfogel (40)              Clerk
                   MaryBeth Bloom (27)                  Assistant Clerk

          * Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 .

Charles N. Goldberg is currently a partner of Oppel, Goldberg and Saenz, LLC. Prior to that, he was of counsel to the law firm of Broocks, Baker & Lange, L.L.P., which position he held from December of 1997 to May of 2000. Prior to joining Broocks, Baker & Lange, L.L.P., Mr. Goldberg was a partner in the law firm of Hirsch & Westheimer from March of 1996 to December of 1997. Prior to Hirsch & Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at Law from 1980 to March of 1996. He received a B.B.A. degree and a J.D. degree from the University of Texas. He is a member of the State Bar of Texas and is admitted to practice before the U.S. Court of Appeals, Fifth Circuit and U.S. District Court, Southern District of Texas. He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

J. Paul Finnegan retired as a partner of Coopers & Lybrand in 1987. Since then, he has been engaged in business as a consultant, director, and arbitrator. Mr. Finnegan holds a B.A. degree from Harvard College, a J.D. degree from Boston College Law School and an ASA degree from Bentley College. Mr. Finnegan is a Certified Public Accountant and an attorney. Mr. Finnegan currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II and a director at Scituate Federal Savings Bank.

Stephen Puleo is currently engaged in business as a consultant and director. He retired as a director of Coopers & Lybrand, an international accounting and consulting firm where he worked from 1995 to 1997 primarily servicing real estate industry clients. From 1993 to 1994, Mr. Puleo was a tax director for Deloitte & Touche. From 1984 to 1993, Mr. Puleo held the positions of Executive Vice President and Chief Financial Officer of a predecessor to The Berkshire Group. Prior to that, Mr. Puleo was the Chairman of the National Real Estate Industry Group of Coopers & Lybrand where he provided various real estate services and was a senior tax partner in charge of the Northeast Region. He is a graduate of McNeese State University and attended the Executive Development Program at the Tuck School of Business at Dartmouth College. He is a Certified Public Accountant and currently serves as director of Simpson Housing Limited Partnership of Denver, Colorado. He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

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

MaryBeth Bloom is the Assistant Clerk of the Trust and is Assistant General Counsel to The Berkshire Group. Prior to joining the company in August, 2000, she was an attorney with John Hancock Financial Services. She received a B.A. degree from the College of the Holy Cross in 1995 and a J.D. degree from New England School of Law in 1998. She is admitted to practice law in Massachusetts and New York and is a member of the American Bar Association.

      In addition, the following are deemed to be Executive Officers of the registrant:

George Krupp (age 56) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan (age 47) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 11th largest in the United States based on servicing and asset management of an $11.5 billion loan portfolio. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 59) is President and Chief Operating Officer of Berkshire Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company. Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance. Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee. He holds a B.A. degree from the University of the City of New York and a J.D. degree from Brooklyn Law School.

Carol J.C. Mills (age 51) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan Servicing and Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $11.5 billion portfolio of loans. Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999. From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University. Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.

ITEM 11.  EXECUTIVE COMPENSATION
-------

Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees
The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul Finnegan and E. Robert Roskind) a fee of $25,000 in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of February 5, 2001, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.


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

        *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of February 5, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

        See Note G to Financial Statements included in Appendix A of this report.


                                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------

(a) 1. Financial Statements - see Index to Financial Statements, Schedule and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report.

        2. Financial Statement Schedule - see Index to Financial Statements, Schedule and Supplementary Data included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

(b)     Exhibits:

        Number and Description
        Under Regulation S-K

        The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)  Instruments defining the rights of security holders including indentures:

(4.1)Second   Amended  and  Restated   Declaration   of  Trust  filed  with  The
     Massachusetts Secretary of State on April 12, 1990 [Included as Exhibit 4.4 to Prospectus included in Pre-effective Amendment No. 3 to Registrant's Registration Statement on Form S-11 dated April 16, 1990 (File No. 33-31942)].*

(4.2)Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Pre-effective Amendment No. 2 to Registrant's Registration Statement on Form S-11 dated March 23, 1990 (File No. 33-31942)].*

        (10)  Material Contracts:

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

               (10.11) Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch. [Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

               (10.12) Second Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor Partnership and FL-Tampa, Inc. [Exhibit 10.1 to Registrant's report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19244)].*

               Windward Lakes Apartments

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

               (10.19) Modification Agreement between Krupp Government Income Trust, Love Funding Corporation, McNab-KC3 Limited Partnership, and Krupp GP, Inc.
                             [Exhibit 10.19 to Registrant's report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19244)].*

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

               (10.41) Subordinated Promissory Note dated April 21, 1992 between Mountain View Ltd. (the "Mortgagor") and Krupp Government Income Trust (the "Holder"). [Exhibit 19.1 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.42) Agreement RE Subordinated Promissory Note dated April 21, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation.
                             [Exhibit 19.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 1992 of (File No. 0-19244)].*

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


        (c)    Reports on Form 8-K

               During the last quarter of the year ended December 31, 2000, the Trust did not file any reports on Form 8-K.

                                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

                          KRUPP GOVERNMENT INCOME TRUST




By:    /s/ Douglas Krupp

Douglas  Krupp,  Chairman of Board of Trustees and a Trustee of
                 Krupp Government Income Trust

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March 2001.

            Signatures  Title(s)


 /s/ Douglas Krupp                    Chairman of Board of Trustees and a
----------------------------          Trustee of Krupp Government Income Trust
Douglas Krupp


 /s/ Robert A. Barrows                Treasurer of Krupp Government Income Trust
----------------------------
Robert A. Barrows


 /s/ Charles N. Goldberg              Trustee of Krupp Government Income Trust
----------------------------
Charles N. Goldberg


 /s/ J. Paul Finnegan                 Trustee of Krupp Government Income Trust
----------------------------
J. Paul Finnegan

                                   APPENDIX A

                          KRUPP GOVERNMENT INCOME TRUST










                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000


                          KRUPP GOVERNMENT INCOME TRUST

         INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND SUPPLEMENTARY DATA




Report of Independent Accountants                                                                                   F-3

Balance Sheets at December 31, 2000 and 1999                                                                        F-4

Statements of Income and Comprehensive Income for the Years Ended
 December 31, 2000, 1999 and 1998                                                                                   F-5

Statements of Changes in Shareholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998                                                                                   F-6

Statements of Cash Flows for the Years Ended December 31, 2000, 1999
and 1998                                                                                                            F-7

Notes to Financial Statements                                                                                F-8 - F-19

Schedule II - Valuation and Qualifying Accounts                                                                    F-20

Supplementary Data - Selected Quarterly Financial Data (Unaudited)                                                 F-21





All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Board of Trustees and the Shareholders of Krupp Government Income Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Government Income Trust (the "Trust") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.









PricewaterhouseCoopers LLP
Boston, Massachusetts
March 9, 2001



                                              KRUPP GOVERNMENT INCOME TRUST

                                                     BALANCE SHEETS

                                               December 31, 2000 and 1999


                                                         ASSETS
                                                                                    2000                1999
                                                                                    ----                ----

Participating Insured Mortgage Investments ("PIMIs") (Notes B, C and J):
 Insured Mortgages                                                              $  59,752,085        $60,129,492
 Additional Loans, net of impairment provision of $2,162,618                        8,350,990          8,350,990
Participating Insured Mortgages ("PIMs")
 (Notes B, D and J)                                                                46,892,234         47,331,673
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Notes B, E and J)                                          16,536,498         17,495,423
                                                                                -------------       ------------

              Total mortgage investments                                          131,531,807        133,307,578

Cash and cash equivalents (Notes B and J)                                           5,359,041          4,627,499
Interest receivable and other assets                                                1,082,412            973,491
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,841,714
   and $6,089,755, respectively (Note B)                                            1,491,747          2,243,706
Prepaid participation servicing fees, net of
 accumulated amortization of $2,112,209
   and $1,834,434, respectively (Note B)                                              665,540            943,315
                                                                                -------------      -------------

              Total assets                                                      $ 140,130,547       $142,095,589
                                                                                =============       ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                                    $   3,550,485      $   3,918,021
Other liabilities                                                                      20,980             25,025
                                                                                -------------      -------------

              Total liabilities                                                     3,571,465          3,943,046
                                                                                -------------      -------------

Commitments (Note H)

Shareholders' equity (Notes A, F, H and I):
        Common stock, no par value; 17,510,000
        Shares authorized; 15,053,135 Shares
        issued and outstanding                                                    136,114,206       137,921,227

        Accumulated comprehensive income (Note B)                                     444,876            231,316
                                                                                -------------      -------------

              Total Shareholders' equity                                          136,559,082        138,152,543
                                                                                -------------      -------------

              Total liabilities and Shareholders'
                equity                                                          $140,130,547      $  142,095,589
                                                                                =============     ==============



                     The accompanying notes are an integral
                        part of the financial statements.


                                             KRUPP GOVERNMENT INCOME TRUST

                                     STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 For the Years Ended December 31, 2000, 1999 and 1998


                                                                 2000                  1999                1998
                                                                 ----                  ----                ----

Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                        $    8,086,930        $   8,789,439          $10,635,959
      Additional Loan Interest                                     744,080            2,534,790            3,080,944
      Participation interest                                       504,612            2,268,505            5,094,353
    Interest income - MBS                                        1,375,643            1,531,351            1,930,383
    Interest income - cash and cash
       equivalents                                                 364,803              508,144            1,180,647
                                                            --------------        -------------         -------------

             Total revenues                                     11,076,068           15,632,229           21,922,286
                                                            --------------        -------------         ------------

Expenses:
    Asset management fee
     to an affiliate (Note G)                                    1,007,651            1,104,431            1,331,745
    Expense reimbursements
     to affiliates (Note G)                                        256,564              220,657              207,165
    Amortization of prepaid fees
     and expenses                                                1,029,734            1,672,143            2,998,705
    General and administrative (Note G)                            353,007              269,345              433,860
    Provision for impaired mortgage
     loans (Notes B and C)                                        -                      48,272            2,114,346
                                                            --------------        -------------         ------------

             Total expenses                                      2,646,956            3,314,848            7,085,821
                                                            --------------        -------------         ------------

Net income (Note I)                                              8,429,112           12,317,381           14,836,465

Other comprehensive income:
    Net change in unrealized gain
      on MBS                                                       213,560             (641,460)            (512,826)
                                                            --------------        -------------         ------------

Total comprehensive income                                  $    8,642,672        $  11,675,921          $14,323,639
                                                            ==============        =============         ============

Basic earnings per Share                                    $          .56        $         .82         $       .99
                                                            ==============        =============         ===========

Weighted average Shares outstanding                             15,053,135           15,053,135           15,053,135
                                                            ==============        =============         ============







                          The accompanying notes are an
                         integral part of the financial
                                   statements.


                                                 KRUPP GOVERNMENT INCOME TRUST

                                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     For the Years Ended December 31, 2000, 1999 and 1998


                                                                                         Accumulated              Total
                                                     Common              Retained       Comprehensive         Shareholders'
                                                      Stock              Earnings           Income                Equity
                                                ------------------   ----------------   --------------       ------------------


Balance at December 31, 1997                    $ 212,496,510        $       -          $  1,385,602         $  213,882,112

Dividends                                         (47,754,496)         (14,836,465)             -               (62,590,961)

Net income                                               -              14,836,465              -                14,836,465

Change in unrealized gain
       on MBS                                          -                    -               (512,826)              (512,826)
                                                -------------        -------------      ------------         --------------

Balance at December 31, 1998                      164,742,014               -                872,776            165,614,790

Dividends                                         (26,820,787)         (12,317,381)          -                  (39,138,168)

Net income                                             -                12,317,381           -                   12,317,381

Change in unrealized gain
     on MBS                                            -                    -               (641,460)              (641,460)
                                                -------------        -------------      ------------         --------------

Balance at December 31, 1999                      137,921,227               -                231,316            138,152,543

Dividends                                          (1,807,021)          (8,429,112)             -               (10,236,133)

Net income                                               -               8,429,112              -                 8,429,112

Change in unrealized gain
       on MBS                                         -                     -                213,560                213,560
                                                -------------        -------------      ------------         --------------

Balance at December 31, 2000                    $ 136,114,206        $     -            $    444,876         $  136,559,082
                                                =============        =============      ============         ==============


Shares issued and outstanding for each of the three years ended
  December 31, are 15,053,135





                   The accompanying notes are an integral part
                          of the financial statements.




                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                      For the Years Ended December 31, 2000, 1999 and 1998


                                                                       2000                 1999                  1998
                                                                       ----                 ----                  ----
Operating activities:
   Net income                                                     $    8,429,112       $  12,317,381         $ 14,836,465
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization of premiums and (discounts)                            (2,202)              3,044                (7,646)
      Provision for impaired mortgage loans                                -                  48,272             2,114,346
   Amortization of prepaid fees and expenses                           1,029,734           1,672,143             2,998,705
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable
           and other assets                                             (108,921)             83,874               236,875
         Decrease in deferred income
           on Additional Loans                                          (367,536)         (1,855,648)             (2,097,937)
         (Decrease) increase in other
           liabilities                                                    (4,045)             (8,205)                7,816
                                                                  --------------       -------------         -------------

Net cash provided by operating activities                              8,976,142          12,260,861            18,088,624
                                                                  --------------       -------------         -------------

Investing activities:
    Principal collections on PIMs and Insured Mortgages                  816,846             800,921               855,221
    Principal collections on MBS                                       1,174,687           3,992,931             4,447,303
    Insured Mortgage prepayments                                         -                14,861,957            32,603,506
    Additional Loan prepayments                                          -                 2,844,600             5,850,900
                                                                  --------------       -------------         -------------

Net cash provided by investing activities                              1,991,533          22,500,409            43,756,930
                                                                  --------------       -------------         -------------

Financing activity:
    Dividends                                                        (10,236,133)        (39,138,168)          (62,590,961)
                                                                  --------------       -------------         -------------

Net increase (decrease) in cash and cash equivalents                     731,542          (4,376,898)             (745,407)

Cash and cash equivalents, beginning
 of year                                                               4,627,499           9,004,397             9,749,804
                                                                  --------------       -------------         -------------

Cash and cash equivalents, end of year                            $    5,359,041       $   4,627,499         $   9,004,397
                                                                  ==============       =============         =============

Non cash activities:
    Decrease in Fair Value of MBS                                 $      213,560       $     (641,460)       $    (512,826)
                                                                  ==============       ==============        =============




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

B.    Significant Accounting Policies

      The Trust uses the following accounting policies for financial reporting purposes:

      Basis of Presentation

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

      The Federal Housing Administration ("FHA") insured mortgage is carried at amortized cost. The Trust holds this loan at amortized cost since it is fully insured by FHA.

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

      Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features when it deems these amounts estimable and collectible. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments are from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient operating cash flow to make the required Additional Loan interest payments, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.


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

      Cash Equivalents

      The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Trust invests its cash primarily in agency paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

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

      Upon the repayment of a PIM or PIMI any unamortized acquisition fees and and expenses and unamortized participation servicing fees related to such loan are expensed.

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


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

C.    PIMIs

      The Trust had investments in five PIMIs on December 31, 2000 and on December 31, 1999 that provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program and insured by HUD (collectively the "Insured Mortgages"). The FHA first mortgage or the first mortgage underlying the GNMA security provided the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter. The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made an Additional Loan to the owners of the borrower to provide additional funds for the construction and permanent financing of the property. The owners generally collateralize the Additional Loan through a pledge and security agreement that pledges their ownership interests in the borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests. Amounts payable under the Additional Loan are neither guaranteed nor insured.

      The Trust receives level monthly principal and interest ("Basic Interest") payments amortizing over thirty to forty years, on the Insured Mortgage and is entitled to receive participation income under the subordinated promissory note and mortgage, and semi-annual interest payments ("Additional Loan Interest") and preferred interest under the Additional Loan ("Preferred Interest"). The Trust receives principal and interest payments on the Insured Mortgages currently, because these payments are insured or guaranteed; however, there are limitations to the amount and obligation to pay participation income, Additional Loan Interest and Preferred Interest.

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

      The Insured Mortgage and subordinated promissory note generally have maturities of 30 to 40 years, however, under the subordinated promissory note the Trust can generally accelerate these maturity dates at any time after the tenth anniversary of final endorsement for coinsurance or insurance, but in certain cases for construction loans after the eleventh or twelfth anniversary of initial endorsement (commencement of construction) for coinsurance or insurance, upon giving twelve months written notice for the payment of all accrued participation interest through the accelerated maturity date. The Trust can accelerate the maturity date for payment of amounts due under the subordinated promissory note and the insured mortgage providing the contract of insurance or coinsurance with the Secretary of HUD on the insured mortgage is canceled prior to the accelerated maturity date.

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


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

C.    PIMIs, Continued

      In addition to the Additional Loan Interest payments, the Additional Loan requires the payment of Preferred Interest representing a cumulative, non-compounded preferred return from the date of final endorsement to the date of calculation at interest rates ranging from 9.5% to 11% per annum on the outstanding balance of the Insured Mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrowing entity or the owners of the borrowing entity less: (i) interest payments paid to the Trust under the Insured Mortgage, (ii) Participating Income Interest and
      (iii) Additional Loan Interest payments made under the Additional Loan.

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

      During the third quarter of 1999, the Trust received a prepayment of the Audubon Villas PIMI including the Insured Mortgage with a remaining principal balance of $14,861,957, the Additional Loan of $2,691,000 and participation interest of $1,966,901. Also, $1,962,261 was recognized as Additional Loan interest income which was previously recorded as deferred income. On August 18, 1999, the Advisor declared a special dividend of $1.30 per share that was paid on September 17, 1999 from the payoff of the mortgage on the Audubon Villas PIMI.

      In June 1999, the Trust entered into a second modification agreement (the "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the Insured Mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation feature. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the Surplus Cash generated by the property. Under the Agreement, the Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay the Additional Loan Interest. Unpaid Additional Loan Interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals related to the Additional Loan had been forgiven. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

      On July 15, 1998, the Trust received a prepayment of the Coconut Palm Club PIMI. This transaction was the result of a sale of the underlying property, although the Trust received less than its full Preferred Interest. The Advisor agreed to allow the transaction because the purchase price was judged to be favorable in light of the highly competitive rental market in Broward County, Florida. In addition, without the sale it was likely that the Advisor would have agreed to a loan restructure with the borrower rather than expose the Trust to the uncertainty of a probable default. The Trust received the prepayment of the principal balance of the Insured Mortgage, $15,851,211, the principal balance of the Additional Loan, $2,850,900, and the Additional Loan interest due at the time of repayment, $89,091. In addition, the Trust received participation interest of $1,419,116 towards the Preferred Interest.

      During June of 1998, the Trust received a prepayment of the Park Highlands PIMI when the property was sold. This prepayment occurred prior to the expiration of the five-year prohibition. However, the Advisor agreed to allow the transaction to be completed while market conditions were favorable in return for an additional prepayment penalty. The Trust received the prepayment of the principal balance of the Insured Mortgage, $16,752,295, the principal balance of the Additional Loan, $3,000,000, the Additional Loan Interest due at the time of the prepayment, $57,945, and the prepayment premium for the early payoff, $479,476. In addition, the Trust received participation interest comprised of the outstanding Preferred Interest on the Trust investment of $1,481,865, the Trust's share in the increase in the value of the underlying property of $1,206,719 and Participating Income Interest of $211,316.


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

C.    PIMIs, continued

      Due to the prepayments of the Park Highlands and Coconut Palm Club Additional Loans, the Trust also recognized Additional Loan interest of $1,290,000 and $1,295,354 respectively, that had been previously classified as deferred income on these Additional Loans.

      On August 6, 1998, the Advisor of the Trust declared a special dividend of $2.86 per Share that was paid on September 9, 1998 from prepayment proceeds of the Park Highlands and Coconut Palm Club PIMIs.

      On May 1, 1998, the borrowers on the Lifestyles PIMI defaulted on its May 1998 debt service payment. The Trust continued to receive its monthly principal and interest payments guaranteed by GNMA. In December 1998, the Trust entered into a second modification agreement with the borrowers of the Lifestyles PIMI reducing the interest paid monthly on the Insured Mortgage by 1.75% per annum for 1998 and 1999 and 1.5% per annum for 2000 through 2007. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. In addition, the borrowers made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance. Under the Modification any future Surplus Cash generated by property operations will be split evenly between the Trust and the borrowers as Participating Income Interest. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the Insured Mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower (the repayment of the Additional
      Loan); and any remaining proceeds will be split 50% / 50% between the Trust and the borrower. The Trust will not earn any Preferred Interest or Additional Loan Interest.

      At December 31, 2000 and 1999 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

C.       PIMIs, Continued



          The Trust's investments in PIMIs consist of the following at December 31, 2000 and 1999:

                              Original      Approximate
                                Loan           Monthly       Interest     Maturity          Balance Outstanding
    Insured Mortgage            Amount          Payments       Rate         Date              at December 31,
    ----------------        -------------   --------------     ----         ----      -----------------------------------------
                                                                                            2000                  1999
                                                                                      ----------------     -------------------
Lifestyles (GNMA)           $  10,292,394   $       63,000    7.000%(a)   05/01/2032  $  9,904,652           $ 9,966,008

Windward (GNMA)                14,000,778           91,000    8.500%(b)   06/01/2032    13,518,840            13,596,232

Mountain View (FHA)             9,547,700           58,000    6.875%(c)   01/01/2034     9,264,428             9,315,978

Red Run (FHA) 19,019,600                    130,000      7.875%           05/01/2034    18,446,243            18,552,815

The Seasons (FHA) (d)           9,075,351           64,000    7.875%      10/01/2028     8,617,922             8,698,459
                            -------------   --------------                            ------------         -------------

                            $  61,935,823   $      406,000                            $ 59,752,085         $  60,129,492
                            =============   ==============                            ============         =============
                                                                                             (f)


                                                                                               Base          Preferred
                                         Outstanding Balance                 Maturity         Interest        Interest
      Additional Loan                    2000                1999            Date               Rate            Rate
      ---------------              ----------------    ----------------    ------------       --------        ---------
      Lifestyles (a)               $  1,817,665        $  1,817,665         05/14/2007           -                -

      Windward (b)                    2,471,294           2,471,294         07/07/2002          7.5%             10%

      Mountain View (c)               1,400,000           1,400,000         09/16/2003          7.0%              -

      Red Run                         2,900,000           2,900,000         06/23/2004          7.0%             10%

      The Seasons (d)(e)              1,924,649           1,924,649         10/01/2028          9.0%             10%
                                  -------------        ------------

                                   $ 10,513,608        $ 10,513,608
                                   ============        ===========

(a) The Trust entered into an Agreement which reduced the interest rate on the Insured Mortgage by 1.75% per annum effective January 1, 1998 for a period of twenty-four months and by 1.5% per annum for 2000 though 2007. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The Trust will not receive any Additional Loan interest or Preferred Return due to the workout.
(b) The Trust entered into an agreement which reduced the interest rate on the Insured Mortgage by 2.0% per annum for 1997 and by 1.0% for 1998 through 2000. In addition, the Preferred Interest was reduced by 1% and Additional Loan Interest is payable from surplus cash.




                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued


C.       PIMIs, Continued

      (c) The Trust entered into a second modification agreement which reduced the interest rate on the Insured Mortgage by 1.25% per annum effective January 1, 1999 and continuing through December 31, 2004. The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust's participation in the surplus cash generated by the property. Furthermore, debt service relief provided by the first modification was forgiven.
      (d) The total PIM and Additional Loan on this property were $32,300,000 and $6,850,000, respectively, of which 72% is held by Krupp Government Income Trust II, an affiliate of the Trust. The Seasons is affiliated with the Advisor of the Trust.
      (e) The Additional Loan interest rate was 6% per annum for the first three years and beginning in September 1996 increased to 9% per annum.
      (f)     The aggregate cost for federal income tax purposes is $59,752,085.

Impaired Mortgage Loans

The Advisor of the Trust has determined that the Lifestyles Additional Loan is impaired. As a result, during 1998, a valuation allowance of $1.1 million was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. The Trust will recognize interest income to the extent cash is received and supported by operating cash flow generated by the collateral. The Trust did not recognize interest income on the Lifestyles Additional Loan during 2000, 1999 or 1998.

The Advisor of the Trust has determined that the Mountain View Additional Loan is impaired. As a result, during 1998, a valuation allowance of $984,000 was established to adjust the carrying amount of the loan to the then estimated fair market value of the collateral less anticipated costs of sale. During 1999, the Trust increased the valuation allowance of Mountain View by $48,000. The Trust will recognize interest income to the extent cash is received and supported by operating cash flow generated by the collateral. The Trust did not recognize interest income on the Mountain View Additional Loan during 2000, 1999 or 1998.

The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:



                                           Recorded               Valuation            Carrying
                                              Value               Allowance              Value
                                          --------------          ---------           -----------

Lifestyles                                 $1,817,665              $1,130,346         $   687,319

Mountain View                               1,400,000               1,032,272             367,728
                                          -----------             -----------         -----------

Balance at
  December 31, 2000                        $3,217,665              $2,162,618          $1,055,047
                                           ==========              ==========          ==========

The recorded value of the impaired mortgage loans did not differ materially from the balances reported at the end of each quarter with the exception of the impairment recorded in the fourth quarter of 1998 for the Lifestyles and Mountain View Additional Loans. The Trust has also deferred income related to Lifestyles and Mountain View of $687,319 and $367,383, respectively.



                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

      C.  PIMIs, Continued

               A reconciliation of activity for each of the three years in the period ended December 31, is as follows:


Insured Mortgages
                                                          2000                      1999                    1998
                                                          ----                      ----                    ----

Balance at beginning of period                       $   60,129,492             $   75,386,460          $  108,470,247

     Insured Mortgage prepayments                         -                        (14,861,957)            (32,603,506)

     Principal collections                                 (377,407)                  (395,011)               (480,281)
                                                     --------------             --------------           -------------


Balance at end of period                             $   59,752,085             $   60,129,492          $   75,386,460
                                                     ==============             ==============          ==============


Additional Loans

Balance at beginning of period                       $    8,350,990             $   11,243,862          $   19,209,108

     Additional Loan prepayments                          -                         (2,844,600)             (5,850,900)

     Valuation allowance                                  -                            (48,272)             (2,114,346)
                                                     --------------             --------------          --------------

Balance at end of period                             $    8,350,990             $    8,350,990          $   11,243,862
                                                     ==============             ==============          ==============



Property descriptions:
---------------------
Lifestyles  Apartments  ("Lifestyles")  is a 236-unit  garden style  apartment
complex  located  in  Palm  Harbor,   Florida.

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

D.    PIMs

      The Trust had investments in five PIMs at December 31, 2000 and 1999. The Trust's PIMs consist of a GNMA or Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively the "Insured Mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

      The Trust receives guaranteed level monthly payments of principal and interest, amortized over thirty to forty years. The GNMA and Fannie Mae MBS are guaranteed by GNMA and Fannie Mae and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The borrower usually cannot prepay the insured mortgage during the first five years but may prepay it thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.



                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

D.    PIMs, continued

      Generally, the participation features consist of the following: (i) "Minimum Additional Interest" at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the Insured Mortgage on the underlying property, (ii) "Shared Income Interest" ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, and
      (iii) "Shared Appreciation Interest" ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified threshold.

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

      At December 31, 2000 and 1999 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent of principal or interest.


      The Trust's PIMs consisted of the following at December 31, 2000 and 1999:

                              Original         Approximate
                                Loan            Monthly       Interest     Maturity
PIM                              Amount         Payments         Rate         Date      Balance Outstanding at December 31,
---                         ---------------- --------------   ----------   ----------- --------------------------------------
                                                                                                2000               1999
                                                                                          ----------------   ----------------
River View (GNMA)           $   9,284,877    $       64,500    8.000%      01/15/2033     $  8,964,717      $  9,019,623

Mill Pond (FHA)                 7,812,100            55,200    8.150%      01/01/2033        7,534,451         7,580,257

Waterford (FHA)                 6,935,900            48,800    8.125%      08/01/2032        6,671,434         6,713,520

Rivergreens (FHA)              10,003,000            69,500    8.005%      04/01/2033        9,652,263         9,711,260

Lincoln Green (FNMA)           15,565,000            99,800    6.750%      10/01/2002       14,069,369        14,307,013
                            -------------    --------------                               -----------------  --------------
                                                                               (a)
   Total                    $  49,600,877    $      337,800                              $ 46,892,234       $ 47,331,673
                            =============    ==============                              ============       ============
                                                                                             (b)



(a)      Normal monthly benefit is based on a 30-year amortization.
          All unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.

(b)  The aggregate cost for federal income tax purposes is $46,892,234.


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

D.       PIMs, continued


     A  reconciliation  of  activity  for each of the three  years in the period ended December 31, is as follows:
                                                           2000                1999                  1998
                                                    ------------------  ------------------     --------------

Balance at beginning of period                      $  47,331,673       $  47,737,583          $  48,112,523

   Principal collections                                 (439,439)           (405,910)              (374,940)
                                                    -------------       -------------          -------------

Balance at end of period                            $  46,892,234       $  47,331,673          $  47,737,583



Property descriptions:
---------------------

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

Mill Pond Apartments ("Mill Pond") is a 146-unit apartment complex in Bellbrook, Ohio.

Waterford Townhomes Apartments ("Waterford") is a 122-unit apartment complex in Eagen, Minnesota.

Rivergreens Apartments ("Rivergreens") is a 208-unit apartment complex in Gladstone, Oregon.

Lincoln Green Apartments ("Lincoln Green") is a 616-unit apartment complex in Greensboro, North Carolina.

E.   MBS
     ---

     At December 31, 2000, the Trust's MBS portfolio had an amortized cost of $11,224,277 and gross unrealized gains and losses of $445,617 and $741, respectively. At December 31, 2000, the Trust had a FHA insured mortgage loan with an amortized cost of $4,867,345 and gross unrealized gains of $200,271. At December 31, 1999, the Trust's MBS portfolio had an amortized cost of $12,377,145 and gross unrealized gains and losses of $258,056 and $26,740, respectively. At December 31, 1999, the Trust's FHA insured mortgage loan had an amortized cost of $4,886,962 and gross unrealized losses of $424. The Trust's MBS have maturities ranging from 2008 to 2035.


                                                                                                Unrealized
                         Maturity Date                         Fair Value                        Gain/(Loss)
                         -------------                      ----------------                   --------------

                          2001 - 2005                       $       -                          $       -
                          2006 - 2010                             135,592                               (204)
                          2011 - 2035                          16,601,177                            645,350
                                                            -------------                       -------------

                              Total                         $  16,736,769                      $     645,146
                                                            =============                      ==============


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

     The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. Included in the general and administrative expenses are legal fees and expenses paid by the Trust to an affiliate of $3,305, $1,285 and $4,416, for the years ended December 31, 2000, 1999 and 1998, respectively.

     During the three years ended December 31, 2000, 1999 and 1998, the Trust received interest collections on Additional Loans with affiliates of the Advisor of the Trust of $173,544, $225,156 and $218,841, respectively. In addition, the Trust received $174,505 in 2000, $153,499 in 1999 and $93,457 in 1998 related to Participating Interest Income.

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

I.       Federal Income Taxes

     Net income per statement of income                                                   $    8,429,112

     Less:    Book to tax difference for Additional Loan
                interest income                                                                 (492,942)

     Plus:    Book to tax difference for amortization
                of prepaid fees and expenses                                                     626,804
                                                                                          --------------

     Net income for federal income tax purposes                                           $    8,562,974
                                                                                          ==============


     The Trust paid dividends of $.68 per share during 2000 which represents approximately $.56 from ordinary income and $.12 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $8,209,000 and $7,921,000 at December 31, 2000 and 1999, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately $3,550,000 and $3,918,000 at December 31, 2000 and 1999, respectively.

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


                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued


J.    Fair Value Disclosures of Financial Instruments, continued
      -----------------------------------------------

      MBS

      The Trust estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions the Trust's investments in MBS had gross unrealized gains and losses of approximately $646,000 and $1,000 at December 31, 2000 and $258,000 and $27,000 at
      December 31, 1999.

      PIMs and PIMIs

      There is no active trading market for these investments. Accordingly, management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the Insured Mortgages. Additional Loans are based on the estimated fair value of the underlying properties as an estimate of the fair value of the loan is not practicable. Management does not include any participation income in the Trust's estimated fair values, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains and losses of approximately $343,000 and $1,738,000, respectively at December 31, 2000 and gross unrealized gains and losses of approximately $419,000 and $1,804,000, respectively at December 31, 1999.




      At December 31, 2000 and 1999,  the Trust  estimated the fair value of its financial instruments as follows:
                                                                       (amounts in thousands)
                                                                 2000                         1999
                                                      ---------------------------   --------------------------
                                                          Fair        Carrying        Fair        Carrying
                                                         Value          Value         Value          Value
                                                       -----------    -----------   -----------   ------------

         Cash and cash equivalents                    $    5,359     $   5,359     $    4,627    $    4,627

         MBS                                              16,737        16,536         17,495        17,495

         PIMs and PIMIs:
           PIMs                                           46,594        46,892         46,995        47,332
           Insured mortgages                              58,655        59,752         59,081        60,129
           Additional Loans                                8,351         8,351          8,351         8,351
                                                      ----------     ---------     ----------    ----------

                                                      $  135,696     $ 136,890     $  136,549    $  137,934
                                                      ==========     =========     ==========    ==========





                          KRUPP GOVERNMENT INCOME TRUST

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                Balance at        Charged to                                Balance at
                                 beginning        costs and                                   end of
Description                      of period         expenses              Revenues               period
-----------                     -------------     ----------            ---------           ----------------

Additional Loan
impairment provision            $2,162,618        $     -               $    -              $ 2,162,618
                                ==========        ===========           ==========          ===========
                                                                                               (1)


(1) The Trust recognized a valuation allowance related to the Lifestyles and Mountain View Additional Loans.

                          KRUPP GOVERNMENT INCOME TRUST

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA




                                                                    For    the     Quarter    Ended
                                        --------------------------------------------------------------------------------------

                                               March 31,            June 30,           September 30,          December 31,
                                                2000                  2000                  2000                  2000
                                        --------------------    -----------------   -----------------  -----------------------

     Total revenues                         $        2,657,314  $      2,660,457    $       2,697,284  $             3,061,013
                                            ==================  ================    =================  =======================

     Net income                             $        2,027,459  $      1,964,868    $       1,986,007  $             2,450,778
                                            ==================  ================    =================  =======================

     Earnings per Share                     $              .13  $            .14    $             .13  $                   .16
                                            ==================  ================    =================  =======================



                                                                     For    the    Quarter    Ended
                                        ----------------------------------------------------------------------------------------

                                               March 31,             June 30,           September 30,         December 31,
                                                1999                   1999                1999                   1999
                                        --------------------    ------------------   -------------------   ---------------------

     Total revenues                     $          2,972,169    $        2,930,082   $         7,000,373   $           2,729,605
                                        ====================    ==================   ===================   =====================

     Net income                         $          2,305,965    $        2,128,720   $         5,800,454   $           2,082,242
                                        ====================    ==================   ===================   =====================

     Earnings per Share                 $                .15    $              .14   $               .39   $                 .14
                                        ====================    ==================   ===================   =====================






                                   (Unaudited)
                 (Amounts in thousands, except per Share amounts)

                                                                               Year                  Inception
                                                                              Ended                   Through
                                                                            12/31/00                   12/31/00
                                                                           -----------              ---------------
      Distributable Cash Flow (a):
      ---------------------------
      Net income                                                           $      8,429             $    133,217
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                 -                             2,163
        Amortization of prepaid fees and
         expenses and organization costs                                          1,030                   15,858
        Additional Loan Interest Deferred                                         (367)                    3,551
                                                                           -----------              ------------

        Total Distributable Cash Flow ("DCF")                                     9,092                  154,789
                                                                           ------------             ------------

      DCF per Share based on Shares
       outstanding at December 31, 2000                                    $       0.60             $     10.28   (d)
                                                                           ============             ===========

      Dividends:

       Total dividends to Shareholders                                     $     10,236 (b)         $    279,730  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        December 31, 2000                                                  $       0.68 (b)         $      18.58  (c)(d)
                                                                           ============             ============


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

         (b) Represents all dividends paid in 2000 except the February 2000 dividend and includes an estimate of the February 2001 dividend.

         (c)    Includes an estimate of the February 2001 dividend.

         (d) Shareholders average per Share return of capital on a cash basis as of February 2001 is $8.30 [$18.58 - $10.28]. Return of
                capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.