Form 10-Q
period 2001-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 2001-05-11
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-19244

Krupp Government Income Trust

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-3089272
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                     ASSETS
                                                                                March 31,             December 31,
                                                                                   2001                  2000
                                                                             ---------------       ---------------
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2):
 Insured Mortgages                                                           $    59,652,772        $   59,752,085
 Additional Loans, net of impairment provision
    of $2,162,618                                                                  8,350,990             8,350,990
Participating Insured Mortgages ("PIMs")(Note 2)                                  46,776,815            46,892,234
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)             16,204,191            16,536,498
                                                                             ---------------        --------------

           Total mortgage investments                                            130,984,768           131,531,807

Cash and cash equivalents                                                          5,911,248             5,359,041
Interest receivable and other assets                                                 861,852             1,082,412
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $7,029,704
 and $6,841,714, respectively                                                      1,303,757             1,491,747
Prepaid participation servicing fees, net of
 accumulated amortization of $2,181,653 and
 $2,112,209, respectively                                                            596,096               665,540
                                                                             ---------------        --------------

           Total assets                                                      $   139,657,721        $140,130,547
                                                                             ===============        ============

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                          $     3,458,601        $    3,550,485
Other liabilities                                                                      6,814                20,980
                                                                             ---------------        --------------

           Total liabilities                                                       3,465,415             3,571,465
                                                                             ---------------        --------------

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
     Shares authorized; 15,053,135 Shares
     issued and outstanding                                                      135,695,552           136,114,206
   Accumulated comprehensive income                                                  496,754               444,876
                                                                             ---------------        --------------

           Total Shareholders' equity                                            136,192,306           136,559,082
                                                                             ---------------          ------------

           Total liabilities and Shareholders' equity                        $   139,657,721          $140,130,547
                                                                             ===============          ============

The accompanying notes are an integral
part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                   For the Three Months
                                                                                       Ended March 31,
                                                                            -----------------------------------
                                                                                 2001                 2000
                                                                            --------------       --------------
Revenues:
    Interest income - PIMs and PIMIs:
       Basic interest                                                        $  2,074,614         $  2,018,044
       Additional loan interest (Note 5)                                          185,939              141,413
       Participation interest (Note 5)                                            132,882               76,968
    Interest income - MBS                                                         325,589              353,406
    Interest income - cash and cash equivalents                                    76,721               67,483
                                                                            -------------        -------------

         Total revenues                                                         2,795,745            2,657,314
                                                                            -------------        -------------

Expenses:
   Asset management fee to an affiliate                                           246,076              251,900
   Expense reimbursements to affiliates                                            46,509               55,841
   Amortization of prepaid fees and expenses                                      257,434              257,434
   General and administrative                                                     105,347               64,680
                                                                            -------------        --------------

         Total expenses                                                           655,366              629,855
                                                                            -------------        -------------

Net income                                                                      2,140,379            2,027,459

Other comprehensive income:
     Net change in unrealized gain on MBS                                          51,878              (23,978)
                                                                            -------------        -------------

Total comprehensive income                                                  $   2,192,257        $   2,003,481
                                                                            =============        =============

Basic earnings per Share                                                    $         .14        $         .13
                                                                            =============        =============

Weighted average Shares outstanding                                            15,053,135           15,053,135
                                                                            =============        =============

The accompanying notes are an integral
part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                              --------------------------------

                                                                                  2001              2000
                                                                              --------------     -------------
Operating activities:
   Net income                                                                 $  2,140,379       $  2,027,459
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of (discounts) and premiums                                       1,185             (1,450)
      Amortization of prepaid fees and expenses                                    257,434            257,434
      Changes in assets and liabilities:
         Decrease in interest receivable and
           other assets                                                            220,560             23,305
         Decrease in deferred income
           on Additional Loans                                                     (91,884)           (47,033)
         Decrease in other liabilities                                             (14,166)            (8,092)
                                                                              ------------       ------------

               Net cash provided by operating activities                         2,513,508          2,251,623
                                                                              ------------       ------------

Investing activities:
    Principal collections on MBS                                                   383,000            335,641
    Principal collections on PIMs and Insured
       Mortgages                                                                   214,732            198,068
                                                                              ------------       ------------

               Net cash provided by investing activities                           597,732            533,709
                                                                              ------------       ------------

Financing activity:
   Dividends                                                                    (2,559,033)        (2,559,033)
                                                                              ------------       ------------

Net increase in cash and cash equivalents                                          552,207            226,299

Cash and cash equivalents, beginning of period                                   5,359,041          4,627,499
                                                                              ------------       ------------

Cash and cash equivalents, end of period                                      $  5,911,248       $  4,853,798
                                                                              ============       ============

Non cash activities:
     Increase (decrease) in Fair Value of MBS                                 $     51,878       $    (23,978)
                                                                              ============       ============

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST
NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the “Advisor”) of Krupp Government Income Trust (the “Trust”), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust’s financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs and PIMIs
At March 31, 2001, the Trust’s PIMs and PIMIs, including Additional Loans, have a fair value of $117,335,672 and gross unrealized gains of $2,555,095. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At March 31, 2001, there are no insured mortgage loans within the Trust’s portfolio that are delinquent of principal or interest.

The Advisor believes that the impairment provision of $2,162,618 is adequate, based on its analysis of property operations underlying the Additional Loans.

3. MBS
At March 31, 2001, the Trust’s MBS portfolio has an amortized cost of $10,845,276 and unrealized gains of $496,754. At March 31, 2001, the Trust’s insured mortgage loan has an amortized cost of $4,862,161. The portfolio has maturities ranging from 2008 to 2035.

4. Changes in Shareholders' Equity A summary of changes in shareholders' equity for three months ended March 31, 2001 is as follows:
                                                                             Accumulated             Total
                                         Common             Retained        Comprehensive        Shareholders'
                                          Stock             Earnings            Income              Equity
                                       ------------        ----------        ------------        -------------
Balance at December 31, 2000         $  136,114,206        $    -            $  444,876       $  136,559,082

Net income                                   -              2,140,379              -               2,140,379

Dividends                                  (418,654)       (2,140,379)             -              (2,559,033)

Change in unrealized
 gain on MBS                                 -                  -               51,878                51,878
                                      --------------       ----------      --------------       -----------------
Balance at March 31, 2001            $  135,695,552        $    -          $   496,754       $   136,192,306
                                      ==============       ==========      ==============       =================

Continued

KRUPP GOVERNMENT INCOME TRUST
NOTES TO FINANCIAL STATEMENTS, continued

5. Related Party Transactions
The Trust received $86,609 and $326 of Additional Loan Interest during the first quarter of 2001 and 2000, respectively, from affiliates of the Advisor. The Trust also received participation interest of $50,750 from an affiliate of the Advisor during the three months ended March 31, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2001, the Trust had liquidity consisting of cash and cash equivalents, of approximately $5.9 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust’s liquidity is quarterly dividends, paid to investors of approximately $2.6 million, and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS, cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.17 per Share per quarter. The Trustees, based on the Advisor’s recommendations, generally set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Trustees may adjust the dividend rate or distribute such funds through a special dividend.

The Trust’s PIMIs funded the construction or significant rehabilitation of multifamily housing, which requires time to achieve stabilized operations following the completion of the work. With this in mind, the Trust required those borrowers to escrow a portion of the Additional Loan proceeds in reserves so funds would be available for the PIMI Additional Loan payments during the construction and lease-up periods. As these reserves become depleted, full payment of the Additional Loan interest becomes primarily dependent on whether the underlying property generates sufficient operating cash flow to make such payments.

In addition to providing guaranteed or insured monthly principal and interest payments, the Trust’s investments in PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation income based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend upon the successful operations of the underlying properties.

The Trust received the first installment of Additional Loan interest due in 2001 from two of its PIMI investments, Red Run and The Seasons. The Trust’s three other PIMI investments, Lifestyles, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. None of these three properties generated Surplus Cash for the year ended December 31, 2000; consequently, the Trust did not receive any Additional Loan interest.

The Trust received participation interest from three of its investments during the three months ended March 31, 2001. Waterford Townhomes paid $60,502, Red Run paid $21,630 and the Seasons paid $50,750.

As mentioned above, three properties operate under workout agreements with the Trust. Windward Lakes’ operating results deteriorated during 1995 and 1996, and in early 1997 the independent Trustees approved a workout with the borrower of the Windward Lakes PIMI, an affiliate of the Advisor of the Trust. In the workout, the Trust agreed to reduce the effective basic interest rate on the insured first mortgage by 2% per annum for 1997 and 1% per annum for 1998, 1999 and 2000. The borrower made an equity contribution of $133,036 to the property and agreed to cap the annual management fee paid to an affiliate at 3% of revenues. The Trust’s participation in current operations is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash. Any unpaid Additional Loan interest accrues at 7.5% per annum. When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower’s equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI.

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50%; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower’s new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for new residents and rental rates. As a result of the factors described above, the Trust determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998 and continues to maintain that allowance.

Mountain View is similar to Lifestyles with respect to competitive market conditions. In June 1999, the Trust approved a second workout that runs through 2004. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until the property is sold or refinanced, and to change the participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust’s participation in Surplus Cash generated by the property. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Mountain View asset was impaired and has recorded a valuation allowance of $1,032,272 and continues to maintain that allowance.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors that the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

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

Results of Operations

Net income of the Trust for the first quarter of 2001 increased as compared to the first quarter of 2000 due to increases in basic interest income and participation interest on PIMs and PIMIs net of an increase in general and administrative expenses. Participation income increased due primarily to greater collections of participation interest from the Waterford PIM and the Red Run and Season’s PIMIs in the first quarter of 2001 as compared to the first quarter of 2000. Basic interest on PIMs and PIMIs increased due to the expiration of the interest rate reduction for the Windward Lake PIMI on December 31, 2000. General and administrative expenses increased due to an increase in legal fees and expenses. Legal fees and expenses increased due to research work related to the classification of income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation (FHLMC), the Government National Mortgage Association (GNMA) and the Department of Housing and Urban Development (HUD) and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust’s Additional Loans have similar risks as those associated with higher risk debt instruments, including: reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be effected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws, and other circumstances over which the Trust may have little or no control.

The Trust includes in cash and cash equivalents approximately $5.7 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets. As such, decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

                            Krupp Government Income Trust
                                     (Registrant)

                               By /s/ Robert A. Barrows

                                      Robert A. Barrows
                                         Treasurer and Chief Accounting Officer
                                         of Krupp Government Income Trust

Date:   April 27, 2001

            Unaudited amounts in thousands, except per Share amounts

                                                                                                     Inception
                                                                                                      Through
                                                                             3/31/01                   3/31/01
                                                                           ------------             ------------
      Distributable Cash Flow (a):
      ---------------------------

      Net income                                                           $      2,140             $    135,357
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                      -                        2,163
        Amortization of prepaid fees and
         expenses and organization costs                                            257                   16,115           Additional
      Loan Interest Deferred                                                        (91)                   3,460
                                                                           ------------             ------------

        Total Distributable Cash Flow ("DCF")                                     2,306                  157,095
                                                                           ------------             ------------

      DCF per Share based on Shares
       outstanding at March 31, 2001                                       $       0.16             $      10.44   (d)
                                                                           ============             ============

      Dividends:

       Total dividends to Shareholders                                     $      2,559 (b)         $    282,289  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        March 31, 2001                                                     $       0.17 (b)         $      18.75  (c)(d)
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
         (b)    Represents  all dividends paid through March 2001 except the
                February 2001 dividend and includes an estimate of the May
                2001 dividend.
         (c)    Includes as estimate of the May 2001 dividend.
         (d)    Shareholders average per Share return of capital on a cash basis as of March 2001 is $8.31 [$18.75 - $10.44]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and
                PIMs.