Form 10-Q
period 2001-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 2001-08-09
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                              KRUPP GOVERNMENT INCOME TRUST

                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                   June 30,           December 31,
                                                                                   2001                    2000
                                                                            -------------------    --------------------
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
  Insured Mortgages                                                         $   59,551,393         $    59,752,085
  Additional Loans, net of impairment provision of $2,162,618                    8,350,990               8,350,990
Participating Insured Mortgages ("PIMs")(Note 2)                                46,659,083              46,892,234
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Note 3)                                                 15,800,724              16,536,498
                                                                            --------------         ---------------

           Total mortgage investments                                          130,362,190             131,531,807

Cash and cash equivalents                                                        6,159,914               5,359,041
Interest receivable and other assets                                               944,788               1,082,412
Prepaid acquisition fees and expenses, net
  of accumulated amortization of $7,217,694
  and $6,841,714, respectively                                                   1,115,767               1,491,747
Prepaid participation servicing fees, net of
  accumulated amortization of $2,251,097 and
  $2,112,209, respectively                                                         526,652                 665,540
                                                                            --------------         ---------------

           Total assets                                                     $  139,109,311         $   140,130,547
                                                                            ==============         ================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                         $    3,366,717         $     3,550,485
Other liabilities                                                                   45,287                  20,980
                                                                            --------------         ---------------

           Total liabilities                                                     3,412,004               3,571,465
                                                                            --------------         ---------------

Shareholders' equity (Note 4) Common stock, no par value; 17,510,000 Shares authorized; 15,053,135 Shares
   issued and outstanding                                                      135,181,706             136,114,206
Accumulated comprehensive income                                                   515,601                 444,876
                                                                            --------------         ----------------

           Total Shareholders' equity                                          135,697,307             136,559,082
                                                                            --------------          ---------------

           Total liabilities and Shareholders' equity                       $  139,109,311         $   140,130,547
                                                                            ==============         ===============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                              KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                For the Three Months                 For the Six Months
                                                    Ended June 30,                      Ended June 30,
                                            ------------------------------     -------------------------------

                                                2001              2000               2001             2000
                                            ------------      ------------     ---------------    ------------

Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                        $  2,044,820      $  2,026,783        $  4,119,434    $  4,044,827
      Additional Loan interest (Note 5)          185,938           141,088             371,877         282,501
      Participation interest (Note 5)            118,968            68,762             251,850         145,730
   Interest income - MBS                         317,954           346,268             643,543         699,674
   Interest income - cash and
   cash equivalents                               63,458            77,556             140,179         145,039
                                            ------------      ------------        ------------    ------------ -

         Total revenues                        2,731,138         2,660,457           5,526,883       5,317,771
                                            ------------      ------------        ------------    ------------

Expenses:
   Asset management fee to an affiliate          247,593           250,993             493,669         502,893
   Expense reimbursements to affiliates           65,531            66,906             112,040         122,747
   Amortization of prepaid fees and
     expenses                                    257,434           257,434             514,868         514,868
   General and administrative                    115,393           120,256             220,740         184,936
                                            ------------      ------------        ------------    ------------

         Total expenses                          685,951           695,589           1,341,317       1,325,444
                                            ------------      ------------        ------------    ------------

Net income                                     2,045,187         1,964,868           4,185,566       3,992,327

Other comprehensive income:
   Net change in unrealized gain
     on MBS                                       18,847           (18,839)             70,725         (42,817)
                                            ------------      ------------        ------------    ------------

Total comprehensive income                  $  2,064,034      $  1,946,029        $  4,256,291     $ 3,949,510
                                            ============      ============        ============    ============

Basic earnings per Share                    $        .14      $        .14        $        .28    $       .27
                                            ============      ============        ============    ============

Weighted average Shares outstanding                   15,053,135                          15,053,135
                                                      ==========                          ==========

                                                     The accompanying notes are an integral
                                                        part of the financial statements.

                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS

                                                                                          For the Six Months
                                                                                             Ended June 30,
                                                                               -----------------------------------------

                                                                                      2001                  2000
                                                                               -------------------  --------------------
Operating activities:
   Net income                                                                   $    4,185,566      $    3,992,327
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of premiums and (discounts)                                           1,082                (715)
      Amortization of prepaid fees and expenses                                        514,868             514,868
      Changes in assets and liabilities:
         Decrease in interest receivable
            and other assets                                                           137,624             273,403
         Decrease in deferred income
           on Additional Loans                                                        (183,768)            (94,066)
         Increase (decrease) in other liabilities                                       24,307             (12,513)
                                                                                --------------      --------------

         Net cash provided by operating activities                                   4,679,679           4,673,304
                                                                                --------------      --------------

Investing activities:
    Principal collections on MBS                                                       805,417             576,083
    Principal collections on PIMs and Insured Mortgages                                433,843             400,176
                                                                                --------------      --------------

         Net cash provided by investing activities                                   1,239,260             976,259
                                                                                --------------      --------------
Financing activity:
   Dividends                                                                        (5,118,066)         (5,118,066)
                                                                                --------------      --------------

Net increase in cash and cash equivalents                                              800,873             531,497

Cash and cash equivalents, beginning of period                                       5,359,041           4,627,499
                                                                                 -------------      --------------

Cash and cash equivalents, end of period                                        $    6,159,914      $    5,158,996
                                                                                ==============      ==============

Non Cash Activities:
   Increase (decrease) in Fair Value of MBS                                     $       70,725      $      (42,817)
                                                                                ==============      ==============

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
"Advisor"), which is the advisor to Krupp Government Income Trust (the
"Trust"),  the  disclosures  contained  in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the  Trust's  Form  10-K  for the  year  ended  December  31,  2000  for additional  information relevant to significant  accounting policies followed by the Trust.

In the opinion of the Advisor of the Trust, the accompanying unaudited financial
statements  reflect  all  adjustments   (consisting  of  only  normal  recurring
accruals) necessary to present fairly the Trust’s  financial position as of
June 30, 2001, results of its operations for the three and six months ended June
30, 2001 and 2000 and its cash flows for the six months  ended June 30, 2001 and
2000.

The results of  operations  for the three and six months ended June 30, 2001 are not  necessarily  indicative  of the results  which may be expected for the full year. See  Management's  Discussion and Analysis of Financial Condition and
Results of Operations included in this report.

2.    PIMs and PIMIs

At June 30, 2001, the Trust's PIMs and PIMIs,  including Additional Loans, had a fair value of $117,302,241  and gross  unrealized gains and losses of $2,799,700 and $58,925.  The PIMs and PIMIs have  maturities  ranging from 2002 to 2034. At
June 30, 2001, there are no insured mortgage loans within the Trust's  portfolio that are delinquent of principal or interest.

Lifestyle and Mountain View have been  adversely  affected by their  competitive rental housing markets. The Advisor recorded an impairment provision against the
Additional  Loans in 1998 of $1,130,346 and $984,000 for Lifestyles and Mountain
View,  respectively and an additional  provision of $48,272 for Mountain View in
1999. Based on the Advisor’s analysis of the property operations underlying the PIMIs, the Trust continues to maintain these provisions.

3.    MBS

At June 30, 2001, the Trust's MBS portfolio had an amortized cost of $10,428,262 and unrealized gains of $515,601. At June 30, 2001, the Trust's insured mortgage loan had an amortized cost of $4,856,861.  The portfolio has maturities  ranging from 2008 to 2035.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended
      June 30, 2001 is as follows:

                                          Total                                  Accumulated
                                          Common               Retained         Comprehensive         Shareholders'
                                          Stock                Earnings            Income                Equity
                                      --------------        --------------       ------------        ---------------
Balance at December 31, 2000          $  136,114,206        $       -            $    444,876        $   136,559,082

Net income                                   -                   4,185,566              -                  4,185,566

Dividends                                   (932,500)           (4,185,566)             -                 (5,118,066)

Change in unrealized
gain on MBS                                  -                      -                  70,725                 70,725
                                      --------------        --------------       ------------        ---------------

Balance at June 30, 2001              $  135,181,706        $       -            $    515,601        $   135,697,307
                                      ==============        ==============       ============        ===============

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

5.       Related Party Transactions

The Trust received  $86,609 of Additional  Loan Interest during the three months ended June 30, 2000 from an affiliate of the  Advisor.  The Trust also  received participation interest $68,762 from an affiliate of the Advisor during the three months ended June 30, 2000.

The Trust received  $86,609 and $86,935 of Additional  Loan Interest  during the six months ended June 30, 2001 and 2000,  respectively  from  affiliates  of the
Advisor. The Trust also received  participation  interest of $50,750 and $68,762 from an affiliate  of the Advisor  during the six months ended June 30, 2001 and
2000, respectively.

6.       Subsequent Event

On July 23, 2001,  the Trust  received a prepayment of The Seasons  Subordinated
Promissory  Note and the  Seasons  Additional  Loan  Note.  The  Trust  received
$1,924,649 of the Additional Loan principal,  $238,656 of surplus cash, $847,450 of unpaid preferred interest,  $1,052,455 of unpaid contingent interest, $11,390 of unpaid Base Interest on Additional  Loans and $1,299,562 which represents its portion of the residual split.  The Trust received  $8,567,890  representing the principal  proceeds on the first  mortgage  note on July 26,  2001.  The Advisor expects to pay a special  dividend of $0.93 per share  during the third  quarter from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of a sale of the underlying property by the borrower,  Maryland  Associates Limited  Partnership  (“MALP”),
which is an  affiliate of the Adviser,  to an affiliate of  MALP’s  general partner.  Because the sale of the underlying  property was to an affiliate,  the
Independent  Trustees of the Trust were  required  to approve  the  transaction, which they did based upon a number of factors,  including  an  appraisal  of the underlying  property prepared by an independent  third party MAI appraiser.  The purchase  price  paid by the  affiliate  for the  underlying  property  was $1.6 million greater than the value indicated by such appraisal.
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At June 30, 2001, the Trust had liquidity consisting of cash and cash equivalents, of approximately $6.2 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan Note. The Trust received $1,924,649 of the Additional Loan principal, $238,656 of surplus cash, $847,450 of unpaid preferred interest, $1,052,455 of unpaid contingent interest, $11,390 of unpaid Base Interest on Additional Loan and $1,299,562 which represents its portion of the residual split. The Trust received $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001. The Advisor expects to pay a special dividend of $0.93 per share during the third quarter from the proceeds of the Seasons PIMI prepayment.

The Trust received the first installment of Additional Loan interest due in 2001 from two of its PIMI investments, Red Run and The Seasons. Two other PIMI investments, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. Neither of these properties generated Surplus Cash for the year ended December 31, 2000; consequently, the Trust did not receive any Additional Loan interest.

The Trust received participation interest based on cash flow generated by property operations from four of its investments during the first half of 2001. Waterford Townhomes, paid $60,502, Red Run paid $21,630, The Seasons paid $50,750 and Lifestyles paid $118,968.

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

Lifestyles operating results deteriorated during 1995, and the Trust approved a two-year workout that effectively reduced the interest rate on the insured mortgage by 1%. When that workout ended in 1997, the property was not able to generate sufficient revenues to maintain the property and service the original interest rate. Consequently, the borrower on the Lifestyles PIMI defaulted on its May 1, 1998 debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which has been escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower’s new equity and the reduction in the effective interest rate on the insured first mortgage will provide funds for repairs and improvements that should help reposition Lifestyles so it can compete more effectively for new residents and rental rates. As a result of the factors described above, the Trust determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998 and continues to maintain that allowance.

Mountain View has experienced problems similar to Lifestyles with respect to competitive market conditions. In June 1999, the Trust approved a second workout that runs through 2004. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until the property is sold or refinanced, and to change the participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust’s participation in Surplus Cash generated by the property. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Mountain View asset was impaired and has recorded a valuation allowance of $1,032,272 and continues to maintain that allowance.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan interest or participation income will depend on factors over which the Trust has little or no control over. Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

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

Results of Operations

Net income of the Trust increased for the three and six months ended June 30, 2001 as compared to the same periods in 2000 due to increases in interest income on PIMs and PIMIs. This is partially offset by a decrease in the MBS interest income. Additional loan interest increased due to an increase in the 2001 amortization of deferred income on the Red Run PIMI. Basic interest on PIMs and PIMIs increased due to the expiration of the interest rate reduction for the Windward Lakes PIMI on December 31, 2000. Participation interest increased primarily due to the surplus cash received from the Lifestyles PIMI. MBS interest income decreased due to principal payments reducing the asset base.

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

At June 30, 2001 the Trust included in cash and cash equivalents approximately $6.2 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets. As such, decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

                               Krupp Government Income Trust
                               -----------------------------
                                       (Registrant)

                               BY:    / s / Robert A. Barrows
                               --------------------------------------------

                               Robert A. Barrows
                               Treasurer and Chief Accounting Officer
                               of Krupp Government Income Trust

DATE:    August 3, 2001

            Unaudited amounts in thousands, except per Share amounts

                                                                           Six Months                Inception
                                                                              Ended                   Through
                                                                             6/30/01                  6/30/01
                                                                           ------------             ------------
      Distributable Cash Flow (a):
      ---------------------------

      Net income                                                           $      4,187             $    137,404
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                 -                             2,163
        Amortization of prepaid fees and
         expenses and organization costs                                            514                   16,372
        Additional Loan Interest Deferred                                          (184)                   3,367

                                                                           ------------             ------------
        Total Distributable Cash Flow ("DCF")                                     4,517                  159,306
                                                                           ------------             ------------

      DCF per Share based on Shares
       outstanding at June 30, 2001                                        $       0.30             $     10.58   (d)
                                                                           ============             ===========

      Dividends:

       Total dividends to Shareholders                                     $      5,118 (b)         $    284,848  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        June 30, 2001                                                      $       0.34 (b)         $      18.92  (c)(d)
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
         (b)    Represents  all  dividends  paid through June 2001 except the
                 February  2001  dividend and includes an estimate of the
                 August 2001 dividend.
         (c)    Includes as estimate of the August 2001 dividend.
         (d)    Shareholders average per Share return of capital on a cash basis as of June 2001 is $8.34 [$18.92- $10.58]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and
                 PIMs.