Form 10-Q
period 2001-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 2001-11-13
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                     ASSETS
                                                                              September 30,           December 31,
                                                                                   2001                    2000
                                                                            -------------------    --------------------
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
 Insured Mortgages                                                          $        50,894,741    $         59,752,085
 Additional Loans, net of impairment provision of $2,162,618                          6,426,341               8,350,990
Participating Insured Mortgages ("PIMs") (Note 2)                                    46,538,991              46,892,234
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Note 3)                                                      15,505,372              16,536,498
                                                                            -------------------    --------------------

           Total mortgage investments                                               119,365,445             131,531,807

Cash and cash equivalents                                                             6,539,481               5,359,041
Interest receivable and other assets                                                    774,366               1,082,412
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $7,405,684
 and $6,841,714, respectively                                                           927,777               1,491,747
Prepaid participation servicing fees, net of
 accumulated amortization of $2,320,540 and
 $2,112,209, respectively                                                               457,209                 665,540
                                                                            -------------------    --------------------

           Total assets                                                     $       128,064,278    $        140,130,547
                                                                            ===================    ====================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note 2)                                $         3,108,638    $          3,550,485
Other liabilities                                                                       319,749                  20,980
                                                                            -------------------    --------------------

           Total liabilities                                                          3,428,387               3,571,465
                                                                            -------------------    --------------------

Shareholders' equity (Note 4) Common stock, no par value; 17,510,000 Shares authorized; 15,053,135 Shares
   issued and outstanding                                                           123,983,793             136,114,206

Accumulated comprehensive income                                                        652,098                 444,876
                                                                            -------------------    --------------------

           Total Shareholders' equity                                               124,635,891             136,559,082
                                                                            -------------------    --------------------

           Total liabilities and Shareholders' equity                       $       128,064,278    $        140,130,547
                                                                            ===================    ====================

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                              KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the Three Months              For the Nine Months
                                                    Ended September 30,               Ended September 30,
                                            -------------------------------       ----------------------------

                                                2001              2000                 2001           2000
                                            ------------      -------------       ------------    ------------

Revenues:
   Interest income - PIMs and PIMIs:
    Basic interest                          $  1,913,349      $  2,022,988        $  6,032,783    $  6,067,815
         Additional Loan interest (Note 5)       320,218           141,088             692,095         423,589
         Participation interest (Note 5)       3,431,594           111,787           3,683,444         257,517
   Interest income - MBS                         308,148           342,105             951,691       1,041,779
   Interest income - cash and
    cash equivalents                              86,153            79,316             226,332         224,355
                                            ------------      ------------        ------------    ------------

         Total revenues                        6,059,462         2,697,284          11,586,345       8,015,055
                                            ------------      ------------        ------------    ------------

Expenses:
   Asset management fee to an affiliate          229,205           252,854             722,874         755,747
   Expense reimbursements to affiliates           65,532            66,906             177,572         189,653
   Amortization of prepaid
    fees and expenses                            257,433           257,434             772,301         772,302
   General and administrative                    146,756           134,083             367,496         319,019
                                            ------------      ------------        ------------    ------------

         Total expenses                          698,926           711,277           2,040,243       2,036,721
                                            ------------      ------------        ------------    ------------

Net income                                     5,360,536         1,986,007           9,546,102       5,978,334

Other comprehensive income:

   Net change in unrealized
      gain on MBS                                136,497            29,573             207,222         (13,244)
                                            ------------      ------------        ------------    ------------

Total comprehensive income                  $   5,497,033     $  2,015,580        $  9,753,324    $  5,965,090
                                            =============     ============        ============    ============

Basic earnings per Share                    $        .35      $        .13        $        .63    $       .40
                                            ============      ============        ============    ============

Weighted average Shares outstanding                  15,053,135                            15,053,135
                                                    ============                          ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months
                                                                                      Ended September 30,
                                                                               -----------------------------------

                                                                                     2001                2000
                                                                               ---------------      --------------
Operating activities:
   Net income                                                                   $    9,546,102      $    5,978,334
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of premiums and (discounts)                                             438              (2,469)
      Amortization of prepaid fees and expenses                                        772,301             772,302
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                              308,046             377,805
         Decrease in deferred income on Additional Loans                              (441,847)           (141,100)
         Increase (decrease) in other liabilities                                      298,769              (6,256)
                                                                                --------------      --------------

         Net cash provided by operating activities                                  10,483,809           6,978,616
                                                                                --------------      --------------

Investing activities:
      Principal collections on MBS                                                   1,237,910             875,638
      Principal collections on PIMs and Insured Mortgages                            9,210,587             606,408
      Principal collections on Additional Loans                                      1,924,649               -
                                                                                --------------      --------------

         Net cash provided by investing activities                                  12,373,146           1,482,046
                                                                                --------------      --------------

Financing activity:
      Dividends                                                                    (21,676,515)         (7,677,100)
                                                                                --------------      --------------

Net increase in cash and cash equivalents                                            1,180,440             783,562

Cash and cash equivalents, beginning of period                                       5,359,041           4,627,499
                                                                                --------------      --------------

Cash and cash equivalents, end of period                                        $    6,539,481      $    5,411,061
                                                                                ==============      ==============

Non Cash activities:
   Increase (decrease) in Fair Value of MBS                                     $      207,222      $      (13,244)
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

In the opinion of the Advisor of the Trust, the accompanying unaudited financial
statements  reflect  all  adjustments   (consisting  of  only  normal  recurring
accruals)  necessary  to present  fairly the  Trust's  financial  position as of
September  30,  2001,  the results of  operations  for the three and nine months ended  September  30, 2001 and 2000 and its cash flows for the nine months ended
September 30, 2001 and 2000.

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the full year.  See  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operations included in this report.

2.    PIMs and PIMIs

At September 30, 2001, the Trust's PIMs and PIMIs,  including  Additional Loans, had a fair value of $108,132,536 and gross  unrealized gains of $4,272,463.  The
PIMs and PIMIs had maturities  ranging from 2002 to 2034. At September 30, 2001, there are no insured  mortgage  loans  within  the  Trust's  portfolio  that are delinquent of principal or interest.

Lifestyles and Mountain View have been adversely  affected by their  competitive rental housing markets. The Advisor recorded an impairment provision against the
Additional  Loans in 1998 of $1,130,346 and $984,000 for Lifestyles and Mountain
View,  respectively and an additional  provision of $48,272 for Mountain View in
1999. Based on the Advisor's analysis of the property operations  underlying the
PIMIs, the Trust continues to maintain these provisions.

The  payoff  of the  Seasons  PIMI was the  result  of a sale of the  underlying property by the borrower,  Maryland  Associates  Limited  Partnership  ("MALP"),
which is an affiliate of the Adviser, to an affiliate of MALP's general partner.
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

On July 23, 2001,  the Trust  received a prepayment of The Seasons  Subordinated
Promissory  Note and the  Seasons  Additional  Loan  Note.  The  Trust  received
$1,924,649 of Additional Loan principal,  $180,916 of surplus cash,  $847,450 of
Preferred Interest,  $1,052,455 of contingent interest, $69,129 of Base Interest on the Additional  Loan and $1,299,562  which  represents the Trust's portion of the residual split.  The Trust received  $8,567,890  representing  the principal proceeds on the first  mortgage  note on July 26, 2001.  In addition,  the Trust recognized  $180,633  of  Additional  Loan  interest  that had  been  previously received  and recorded in deferred  income on  additional  loans.  On August 17,
2001,  the Advisor paid a special  dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

3.    MBS

At  September  30, 2001,  the Trust's MBS  portfolio  had an  amortized  cost of
$10,001,833 and unrealized  gains of $652,098,  and the Trust's insured mortgage loan had an amortized cost of $4,851,441.  The portfolio had maturities  ranging from 2008 to 2035.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for the nine months ended
September 30, 2001 is as follows:

                                          Total                                  Accumulated
                                         Common               Retained          Comprehensive          Shareholders'
                                          Stock               Earnings             Income                 Equity
                                      --------------        -------------        ------------     -------------------

Balance at December 31, 2000          $  136,114,206        $      -             $    444,876     $       136,559,082

Net income                                   -                  9,546,102             -                     9,546,102

Dividends                                (21,676,515)         (12,130,413)         (9,546,102)                -

Change in unrealized gain on MBS             -                     -                  207,222                 207,222
                                      --------------        -------------        ------------        ----------------

Balance at September 30, 2001         $  123,983,793        $      -             $    652,098        $    124,635,891
                                      ==============        =============        ============        ================

5.    Related Party Transactions

The Trust received  $69,129 and $86,609 of Additional  Loan Interest  during the three months ended September 30, 2001 and 2000, respectively,  from an affiliate of the Advisor. The Trust also received participation interest of $3,380,383 and
$105,743  from an  affiliate  of the  Advisor  during  the  three  months  ended
September 30, 2001 and 2000, respectively.

The Trust received  $155,738 and $173,544 of Additional Loan Interest during the nine months ended September 30, 2001 and 2000, respectively,  from affiliates of the Advisor.  The Trust also received  participation  interest of $3,431,133 and
$174,505 from an affiliate of the Advisor during the nine months ended September
30, 2001 and 2000, respectively.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

-------

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At September 30, 2001, the Trust had liquidity consisting of cash and cash equivalents, of approximately $6.5 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan Note. The Trust received $1,924,649 of Additional Loan principal, $180,916 of surplus cash, $847,450 of preferred interest, $1,052,455 of contingent interest, $69,129 of Base Interest on the Additional Loan and $1,299,562 which represents the Trust's portion of the residual split. The Trust received $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized $180,633 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. On August 17, 2001, the Advisor paid a special dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

The Trust received both installments of Additional Loan interest due in 2001 from the Red Run PIMI. Two other PIMI investments, Mountain View and Windward Lakes operate under workout agreements with the Trust that require Additional Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. Neither of these properties generated Surplus Cash for the year ended December 31, 2000; consequently, the Trust did not receive any Additional Loan interest.

The Trust received participation interest based on cash flow generated by property operations from four of its investments during the nine months ended September 30, 2001. Waterford Townhomes paid $60,502, Red Run paid $72,841, The Seasons paid $50,750 and Lifestyles paid $118,968.

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

During the third quarter, the borrower on the Red Run PIMI had notified the Advisor of its intention to refinance the property. This transaction would require a payoff of both the Insured Mortgage and the Additional Loan as well as all other amounts that would be due to the Trust under the PIMI loan documents. An independent appraisal firm will appraise the property's value to determine whether there has been a sufficient increase in value for the Trust to earn any participation interest in excess of its Preferred Return. Currently the borrower's expectation is that the transaction will occur late in the fourth quarter or early in the first quarter of 2002.

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

Results of Operations

Net income of the Trust increased for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 due to increases in Additional Loan interest and Participation interest income. This is partially offset by a decrease in Basic interest income on PIMs and PIMIs and MBS interest income. Additional Loan interest increased primarily due to the recognition of deferred revenue from the Season's PIMI payoff and an increase in the 2001 amortization of deferred income on the Red Run PIMI. Participation interest increased primarily due to the collection of participation interest from the Season's payoff (see discussion above). The reduction in basic interest on PIMs and PIMIs decreased due to the payoff of The Season's PIMI in the third quarter of 2001. MBS interest income decreased due to principal payments reducing the asset base.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

-------

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

The Trust included in cash and cash equivalents approximately $6.0 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets. As such, decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they mature.

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION

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
                                    -----------------------------
                                             (Registrant)

                                    BY:    / s / Robert A. Barrows
                                    --------------------------------------------

                                    Robert A. Barrows
                                    Treasurer and Chief Accounting Officer
                                    of Krupp Government Income Trust

DATE: November 2, 2001

            Unaudited amounts in thousands, except per Share amounts

                                                                          Nine Months                Inception
                                                                             Ended                    Through
                                                                            9/30/01                   9/30/01
                                                                           -----------              ------------
      Distributable Cash Flow (a):
      ---------------------------

      Net income                                                           $      9,548             $    142,765
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                         -                     2,163
        Amortization of prepaid fees and
         expenses and organization costs                                            771                   16,629
        Additional Loan Interest Deferred                                          (443)                   3,108
                                                                           ------------             ------------

        Total Distributable Cash Flow ("DCF")                                     9,876                  164,665
                                                                           ------------             ------------

      DCF per Share based on Shares
       outstanding at September 30, 2001 (15,053,135)                      $        .66             $      10.94  (d)
                                                                           ============             ============

      Dividends:

       Total dividends to Shareholders                                     $     21,677 (b)         $    301,407  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        September 30, 2001                                                 $       1.44 (b)         $      20.02  (c)(d)
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
         (b)  Represents all dividends paid through September 2001 except the
                February 2001 dividend and includes an estimate of the
                November 2001 dividend.
         (c)  Includes as estimate of the November 2001 dividend.
         (d)  Shareholders average per Share return of capital on a cash basis as of September 2001 is $9.08 [$20.02 - $10.94]. Return of
                capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.