Form 10-K
period 2001-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 2002-03-22
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

The exhibit index is located on pages 12-17

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

The Trust also has investments in MBS collateralized by single-family and multi-family mortgage loans issued or originated by GNMA, FHA, Fannie Mae, the
Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively.
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

As of December 31, 2001, there were no personnel directly employed by the Trust.

ITEM 2.  PROPERTIES
------

None.

ITEM 3.  LEGAL PROCEEDINGS
------

There are no pending legal proceedings to which the Trust, any director, officer or affiliate of the Trust is a party to which would have a material effect on the Trust and there are no material pending legal proceedings which any of its investments are subject to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------

None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
------

There currently is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2001 is approximately
11,200.

The Trust has and intends to continue declaring and paying dividends on a quarterly basis. The Trustees established a dividend rate per Share per quarter of $.17 per Share per quarter for 2000 and 2001. The Trustees expect to maintain that rate for 2002.

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

                                                       (Amounts in thousands, except for per Share amounts)

                                             2001           2000          1999            1998             1997
                                             ----           ----          ----            ----             ----

Total revenues                           $   18,532     $   11,076     $   15,632      $   21,922       $   17,618

Net income                               $   15,972     $    8,429     $   12,317      $   14,836       $   12,899

Net income per Share                     $     1.06     $      .56     $      .82      $      .99       $      .86

Weighted average Shares
 outstanding                                 15,053         15,053         15,053          15,053           15,053
Total assets at
 December 31                             $  130,786     $  140,131     $  142,096      $  171,422       $  221,779

Average dividends
 per Share                               $     1.61     $      .68     $     2.60      $     4.16       $     2.22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this Form 10-K constitute
"forward-looking statements" within the meaning of the Federal Private
Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the
Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At December 31, 2001 the Trust had liquidity consisting of cash and cash equivalents, of approximately $13.2 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The
Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

The Trust received both installments of Additional Loan interest due in 2001 from the Red Run PIMI. Two other PIMI investments, Mountain View and Windward
Lakes operate under workout agreements with the Trust that require Additional
Loan interest payments only if Surplus Cash, as defined by HUD, is generated through property operations. Neither of these properties generated Surplus Cash for the periods ending December 31, 2000 or June 30, 2001; consequently, the
Trust did not receive any Additional Loan interest.

The Trust received participation interest based on cash flow generated by property operations from six of its investments during the twelve months ended
December 31, 2001. Waterford Townhomes paid $60,502, Red Run paid $72,841, The
Seasons paid $50,750, Lifestyles paid $118,968, Rivergreens paid $69,067 and
Lincoln Green paid $223,873.

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

In May 1998, the borrower on the Lifestyles PIMI defaulted on its debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until the property is sold or refinanced. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which was escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower;
the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage have provided funds for repairs and improvements that have helped reposition Lifestyles. As a result of the performance of the property, the Trust had initially established a valuation allowance of $1,130,316 on the Additional
Loan in 1998. During 2001, the Trust received a payment of $118,968 which was recorded as a reduction in the principal balance of the Additional Loan and related impairment provision. Based on improved market conditions and property operations, the Trust has further reduced the impairment provision by $344,389 to $666,539 in the fourth quarter of 2001.

Mountain View is similar to Lifestyles with respect to competitive market conditions. In June 1999, the Trust approved a second workout that runs through
2004. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until the property is sold or refinanced, and to change the participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust's participation in Surplus Cash generated by the property. The Trust will receive 75% of the first $130,667 of Surplus
Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional
Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the
Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Mountain View asset was impaired and maintains a valuation allowance of $1,032,272.

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
During the first five years of the investment, borrowers are prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment premium or the participation due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying any contractual obligations. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the
Additional Loan.

On January 2, 2002, the Trust received a prepayment of the Waterford Apartments
Subordinate Promissory note. The Trust received $379,725 of Minimum Additional
Interest and $425,643 of Shared Appreciation Interest. On January 17, 2002, the
Trust received $6,625,742 representing the principal proceeds on the first mortgage. In addition, the Trust received a prepayment premium of $66,257 from the payoff. The Advisor has declared a special dividend of $0.51 per share from the proceeds of the Waterford Apartments PIM prepayment which will be paid in the first quarter of 2002.

On December 31, 2001, the Trust received a prepayment of the Red Run Additional
Loan. The Trust received $2,900,000 of Additional Loan principal, $238,369 of
Shared Appreciation Interest, $3,506,952 of preferred interest and $67,667 of
Base Interest on the Additional Loan. In addition, the Trust recognized $702,259 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. On January 3, 2002, the Trust received
$18,330,825 representing the principal proceeds on the first mortgage note. The
Advisor declared a special dividend of $1.68 per share from the proceeds of the
Red Run PIMI prepayment which was paid on January 16, 2002.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated
Promissory Note and the Seasons Additional Loan. The Trust received $1,924,649 of Additional Loan principal, $180,916 of surplus cash, $847,450 of preferred interest, $1,052,455 of contingent interest, $69,129 of Base Interest on the
Additional Loan and $1,299,562 which represents the Trust's portion of the residual split. The Trust received $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized $180,633 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans. On August 17,
2001, the Advisor paid a special dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

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

Critical Accounting Policies

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on the Additional Loans. The
Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of
Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA")
or Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The Trust's investments also include cash and cash equivalents of approximately
$6.2 million of Agency paper, which is issued by Government Sponsored
Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31,
2001, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its investments to expected maturity.

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

The following table provides information about the Trust's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates
("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                    Expected maturity dates ($ in thousands)
                   ----------------------------------------------------------------------------------------------

                    2002       2003       2004       2005       2006      Thereafter      Total        Fair Value
                                                                                        Face Value
                   ----------------------------------------------------------------------------------------------

Interest-sensitive assets:

MBS               $    900   $    744   $   621  $     524  $   448     $    11,354    $    14,591   $   15,299
WAIR                 8.17%      8.17%     8.17%      8.17%    8.17%           8.17%          8.17%

PIMS                29,467        133       144       157       170         16,345         46,416       47,803
WAIR                8.07%    8.07% 8.07%             8.07%    8.07%           8.07%          7.67%

PIMIS               18,556        245      266          290    315           31,140         50,812       51,828
WAIR                 7.59%      7.59%     7.59%      7.94%     7.94%          7.94%          7.69%

Additional Loans     -          -         -          -         -              5,689          5,689       3,871
WAIR                 4.98%      4.98%     4.98%      4.98%    4.98%          4.98%           4.98%
                  --------   --------  --------   --------  -------     ----------     -----------   ----------

Total Interest-
Sensitive Assets  $ 48,923   $  1,122  $  1,031   $    971  $   933     $    64,528    $   117,508   $  118,801
                  ========   ========  ========   ========  =======     ===========    ===========   ==========

Operations

The following discussion relates to the operations of the Trust during the years ended December 31, 2001, 2000 and 1999. Dollars are stated in thousands, except for per Share amounts.

                                                                  Years  Ended  December 31,
                                       -----------------------------------------------------------------------------
                                             2001                      2000                       1999
                                       -----------------------------------------------------------------------------
                                                        Per                        Per                          Per
                                         Amount        Share       Amount         Share          Amount        Share
                                         ------        -----       ------         -----          ------        -----
Interest income on PIMs
  and PIMIs:
    Basic interest                       $  7,901      $  .52      $  8,087     $ .54          $  8,789    $    .58
    Additional Loan interest                1,515         .10           744       .05             2,535         .18
    Participation interest                  7,603         .51           505       .03             2,269         .15
Interest income on MBS                      1,251         .08         1,376       .09             1,531         .10
Interest income on cash
 and cash equivalents                         262         .02           365       .02               508         .03
Trust expenses                             (1,671)       (.11)       (1,618)     (.10)           (1,595)       (.11)
Amortization of prepaid
 fees and expenses                         (1,353)       (.09)       (1,030)     (.07)           (1,672)       (.11)
Reduction of (provision for) impaired
  Additional Loans                            464         .03           -          -                (48)         -
                                         --------      --------    --------     -----           -------       -----

Net income                               $ 15,972      $ 1.06      $  8,429     $ .56           $12,317       $ .82
                                         ========      ======      ========     =====           =======       =====

Weighted average
   Shares outstanding                        15,053,135                   15,053,135                    15,053,135
                                             ==========                   ==========                    ==========

The Trust's net income increased in 2001 when compared to 2000 due primarily to increases in Additional Loan and participation interest and a decrease in provision for impaired mortgage loans. This is partially offset by decreases in basic interest on PIMs and PIMIs, interest income on MBS, interest income on cash and cash equivalents and by increases in amortization and general and administrative expenses. Additional Loan interest increased primarily due to the recognition of deferred revenue from the Season's and the Red Run Additional
Loan payoffs. Participation interest increased due to the collection of participation interest from the Season's and Red Run payoffs (see discussion above). The provision for impaired mortgage loans decreased due to an improvement in the performance of the Lifestyles apartments. Basic interest on
PIMs and PIMIs decreased primarily due to the Season's PIMI payoff in the third quarter of 2001. Interest income on MBS decreased due to principal collections reducing the asset balance. Interest income on cash and cash equivalents decreased due to lower average interest rates earned on cash balances available for short-term investing in 2001 as compared to 2000. Amortization expense increased due to the payoff of the Red Run PIMI. General and administrative expenses increased due to an increase in legal fees associated with the research related to the classification of income for REIT purposes.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

               See Appendix A to this report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE
------

               None.

                                       PART III
                                      ----------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

  Information as to the Trustees and Executive Officers of Krupp Government
Income Trust is as follows:

                                    Position with Krupp                         Date of            Term
             Name and Age           Government Income Trust                     Election           Expires
            --------------         -------------------------                   ----------         ---------
         Douglas Krupp (55)         Chairman of Board of Trustees and Trustee   May, 1996          May, 2002
      *  Charles N. Goldberg (60)   Trustee                                     March, 1990        May, 2002
      *  J. Paul Finnegan (77)      Trustee                                     March, 1990        May, 2002
      *  Stephen Puleo (67)         Trustee                                     February, 2001     May, 2002
         Robert A. Barrows (44)     Treasurer                                   August, 1995       N/A
         Scott D. Spelfogel (41)    Clerk                                       July, 1990         N/A
         MaryBeth Bloom (28)        Assistant Clerk                             November, 2000     N/A

* Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr.
Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief
Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 .

Charles N.  Goldberg is currently a partner of Oppel,  Goldberg and Saenz,  LLC.
Prior to that,  he was of  counsel  to the law firm of  Broocks,  Baker and Lange,
L.L.P.,  which  position he held from December of 1997 to May of 2000.  Prior to joining Broocks,  Baker and Lange,  L.L.P.,  Mr. Goldberg was a partner in the law firm of Hirsch and Westheimer  from March of 1996 to December  of 1997.  Prior to
Hirsch and Westheimer, he was the Managing Partner of Goldberg Brown, Attorneys at
Law from 1980 to March of 1996.  He received a B.B.A.  degree and a J.D.  degree from the  University  of Texas.  He is a member of the State Bar of Texas and is admitted to practice  before the U.S.  Court of Appeals,  Fifth Circuit and U.S.
District Court,  Southern District of Texas. He currently serves as a Trustee of
Krupp Government Income Trust and Krupp Government Income Trust II.

J. Paul Finnegan  retired as a partner of Coopers and Lybrand in 1987. Since then, he has been engaged in business as a consultant,  director, and arbitrator.  Mr.
Finnegan holds a B.A.  degree from Harvard  College,  a J.D.  degree from Boston
College Law School and an ASA degree from  Bentley  College.  Mr.  Finnegan is a
Certified Public Accountant and an attorney.  Mr. Finnegan currently serves as a
Trustee of Krupp Government  Income Trust and Krupp  Government  Income Trust II
and as director of Scituate Federal Savings Bank.

Stephen Puleo is currently engaged in business as a consultant and director. He retired as a director of Coopers and Lybrand, an international accounting and consulting firm where he worked from 1995 to 1997 primarily servicing real estate industry clients. From 1993 to 1994, Mr. Puleo was a tax director for
Deloitte and Touche. From 1984 to 1993, Mr. Puleo held the positions of Executive
Vice President and Chief Financial Officer of a predecessor to The Berkshire
Group. Prior to that, Mr. Puleo was the Chairman of the National Real Estate
Industry Group of Coopers and Lybrand where he provided various real estate services and was a senior tax partner in charge of the Northeast Region. He is a graduate of McNeese State University and attended the Executive Development
Program at the Tuck School of Business at Dartmouth College. He is a Certified
Public Accountant and currently serves as director of Simpson Housing Limited
Partnership of Denver, Colorado. He currently serves as a Trustee of Krupp
Government Income Trust and Krupp Government Income Trust II.

Robert A. Barrows is the Treasurer of the Trust, Senior Vice President and Chief
Financial Officer of Berkshire  Mortgage  Finance.  Mr. Barrows has held several positions  within The  Berkshire  Group since joining the company in 1983 and is currently responsible for accounting, financial reporting and treasury functions for Berkshire Mortgage Finance.  Prior to joining The Berkshire Group, he was an audit  supervisor  for Coopers and Lybrand  L.L.P.  in Boston.  He received a B.S.
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

George Krupp (age 57) is the Co-Founder and Co-Chairman of The Berkshire Group,
an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp
Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish
High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a
Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

Peter F. Donovan (age 48) is Chief Executive Officer of Berkshire Mortgage
Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire
Mortgage Finance is the 10th largest in the United States based on servicing and asset management of an $14.1 billion loan portfolio. Previously he served as
President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice
President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was
Second Vice President, Real Estate Finance for Continental Illinois National
Bank and Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an
M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 60) is President and Chief Operating Officer of Berkshire
Mortgage Finance. He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company.
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

Carol J.C.  Mills  (age 52) is Senior  Vice  President  for Loan  Management  of
Berkshire Mortgage Finance and in this capacity, she is responsible for the Loan
Servicing and Asset  Management  functions of Berkshire  Mortgage  Finance.  She manages the  estimated  $14.1  billion  portfolio  of loans.  Ms.  Mills  joined
Berkshire  in December  1997 as Vice  President  and was promoted to Senior Vice
President in January 1999.  From January 1989 through  November  1997, Ms. Mills was  Vice  President  of  First  Winthrop  Corporation  and  Winthrop  Financial
Associates,  in Cambridge, MA. Ms. Mills earned a B.A. degree from Mount Holyoke
College and a Master of Architecture degree from Harvard  University.  Ms. Mills is a member of the Real Estate  Finance  Association,  New England Women in Real
Estate and the Mortgage Bankers Association.  Ms. Mills is currently a member of the Servicing Advisory Council for Freddie Mac.

ITEM 11.  EXECUTIVE COMPENSATION
-------

Except for the Independent Trustees as described below, the Trustees and
Officers of the Trust have not been and will not be compensated by the Trust for their services. However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees
The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul
Finnegan and Stephen Puleo) a fee of $25,000 in 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of January 8, 2002, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust's 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original
10,000 Shares.

Class of               Name of Beneficial             Amount and Nature of                  Percent
 Stock                       Owner                     Beneficial Interest                  of Class
--------              --------------------           ----------------------               ------------

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

        *** The amount owned does not exceed one percent of the shares of beneficial interest of the Trust outstanding as of January 8, 2002.

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

(b)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 2001, the Trust did not file any reports on Form 8-K.

(c)     Exhibits:

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
                             "Mortgagor") and Krupp Government Income Trust (the
                             "Mortgagee") [Exhibit 10.3 to Registrant's Annual
                             Report on Form 10-K for the fiscal year ended
                             December 31, 1990 (File No. 33-31942)].*

               (10.6)        Additional Loan Agreement dated December 11, 1990
                             between FL-Tampa, Inc. and M and D Palm Harbor, Inc
                             (collectively, the "Borrowers") and Krupp
                             Government Income Trust (the "Holder") [Exhibit
                             10.4 to Registrant's Annual Report on Form 10-K for
                             the fiscal year ended December 31, 1990 (File No.
                             33-31942)].*

               (10.7)        Additional Loan Note dated December 11, 1990
                             between FL-Tampa, Inc and M and D Palm Harbor, Inc.
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

               (10.10)       Modification  Agreement by and between Krupp
                             Government  Income Trust and Lifestyles at Boot
                             Ranch and M and D Palm Harbor,  and FL-Tampa Inc.
                             [Exhibit 10.1 to  Registrant's  report on Form 10-Q
                             for the quarter ended
                             September 30, 1996 (File No. 0-19244)].*

               (10.11)       Escrow Deposit  Agreement by and between Krupp
                             Government  Income Trust and M and D Palm Harbor, and
                             FL-Tampa Inc. the general partners of Lifestyles at
                             Boot Ranch.  [Exhibit 10.2 to Registrant's  report
                             on Form 10-Q for the quarter ended
                             September 30, 1996 (File No. 0-19244)].*

               (10.12)       Second Modification Agreement by and between Krupp
                             Government Income Trust and Lifestyles at Boot
                             Ranch and M and D Palm Harbor Partnership and FL-Tampa,
                             Inc. [Exhibit 10.1 to Registrant's report on Form
                             10-K for the fiscal year ended December 31, 1999
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

               Rivergreens Apartments

               (10.30)       Subordinated Promissory Note dated November 14,
                             1991 between Rivergreens Associates Limited
                             Partnership (the "Mortgagor") and Krupp Government
                             Income Trust (the "Holder"). [Exhibit 10.33 to
                             Registrant's Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991 (File No.
                             0-19244)].*

               (10.31)       Agreement Re-Subordinated Promissory Note dated
                             November 14, 1991 between Krupp Government Income
                             Trust and Krupp Mortgage Corporation. [Exhibit
                             10.34 to Registrant's Annual Report on Form 10-K
                             for the fiscal year ended December 31, 1991 (File
                             No. 0-19244)].*

               (10.32)       Subordinated Multifamily Deed of Trust dated
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
                             No. 0-19244)].*

               (10.33)       Mortgage Note dated  November 14, 1991 between
                             Krupp  Mortgage  Corporation  and  Rivergreens
                             Associates Limited  Partnership.  [Exhibit 10.36 to
                             Registrant's Annual Report on Form 10-K for the
                             fiscal year ended December 31, 1991
                             (File No. 0-19244)].*

               (10.34)       Participation  Agreement dated November 14, 1991
                             between Krupp Mortgage  Corporation and Krupp
                             Government Income  Trust.  [Exhibit  10.37 to
                             Registrant's  Annual  Report on Form 10-K for the
                             fiscal  year  ended December 31, 1991
                             (File No. 0-19244)].*

               Mountain View Apartments

               (10.35)       Subordinated  Promissory Note dated April 21, 1992
                             between Mountain View Ltd. (the  "Mortgagor") and
                             Krupp Government Income Trust (the "Holder").
                             [Exhibit 19.1 to Registrant's report on Form 10-Q
                             for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.36)       Agreement RE Subordinated  Promissory Note dated
                             April 21, 1992 between Krupp Government  Income
                             Trust and Krupp Mortgage  Corporation.
                             [Exhibit 19.2 to Registrant's report on Form 10-Q
                             for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.37)       Subordinated Multifamily Mortgage dated April 21,
                             1992 between Mountain View Ltd. (the  "Mortgagor")
                             and Krupp Government Income Trust (the"Mortgagee").
                             [Exhibit 19.3 to Registrant's  report on Form 10-Q
                             for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.38)       Additional Loan Agreement dated April 21, 1992
                             between Philip P. Mulkey,  Henry V. Bragg and
                             Gregory V. Bragg (collectively,  the "Borrowers")
                             and Krupp Government Income Trust (the "Holder").
                             [Exhibit 19.4 to Registrant's report on Form 10-Q
                             for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.39)       Additional Loan Note dated April 21, 1992 between
                             Philip P. Mulkey, Henry V. Bragg and Gregory V.
                             Bragg (collectively,  the  "Borrowers")  and Krupp
                             Government  Income Trust (the  "Holder").
                             [Exhibit  19.5 to Registrant's report on Form 10-Q
                             for the quarter ended June 30, 1992
                             (File No. 0-19244)].*

               (10.40)       Mortgage Note dated April 21, 1992 between Mountain
                             View Ltd.  (the  "Borrower") and Krupp Mortgage
                             Corporation (the "Holder"). [Exhibit 19.6 to
                             Registrant's  report on Form 10-Q for the quarter
                             ended June 30, 1992 (File No. 0-19244)].*

               (10.41)       Modification  Agreement by and between Krupp
                             Government  Income Trust and Mountain View Ltd.
                             [Exhibit 10.1 to Registrant's report Form 10-Q for
                             the quarter ended September 30, 1995
                             (File No. 0-19244)].*

               (10.42)       Second Modification Agreement by and between Krupp
                             Government Trust and Mountain View LTD. [Exhibit
                             10.1 to Registrant's report Form 10-Q for the
                             quarter ended June 30, 1999 (File No. 0-19244)]*

               Lincoln Green Apartments

               (10.43)       Supplement to prospectus dated August 1, 1992 for
                             Federal National Mortgage Association pool number
                             MX-073023. [Exhibit 19.8 to Registrant's report on
                             Form 10-Q for the quarter ended September 30, 1992
                             (File No. 0-19244)].*

               (10.44)       Subordinated promissory note dated September 15,
                             1992 by and between Lincoln Green Associates
                             Limited Partnership (the "Mortgagor") and Krupp
                             Government Income Trust (the "Holder"). [Exhibit
                             19.9 to Registrant's report on Form 10-Q for the
                             quarter ended September 30, 1992 (File No.
                             0-19244)].*

               (10.45)       Subordinated Multi-family Deed of Trust dated
                             September 16, 1992 by and between Lincoln Green
                             Associates Limited Partnership (the "Borrower") and
                             Krupp Government Income Trust (the "Lender").
                             [Exhibit 19.10 to Registrant's report on Form 10-Q
                             for the quarter ended September 30, 1992 (File No.
                             0-19244)].*

               Rosemont Apartments

               (10.46)       Participation and Servicing Agreement dated July
                             14, 1994, by and between Rockport Mortgage
                             Corporation (the "Servicer") and Krupp Government
                             Income Trust (the "Participant") [Exhibit 10.87 to
                             Registrant's report on Form 10-K for the year ended
                             December 31, 1994 (File No. 0-19244)].*

               (10.47)       Deed of Trust Note dated July 1, 1994 between
                             Rosemont Ltd. and Rockport  Mortgage  Corporation.
                             [Exhibit 10.88 to Registrant's report on Form 10-K
                             for the year ended December 31, 1994
                             (File No. 0-19244)].*

               (10.48)       Allonge to Deed of Trust Note dated July 1, 1994
                             between Rosemont Ltd. and Rockport Mortgage
                             Corporation [Exhibit 10.89 to Registrant's report
                             on Form 10-K for the year ended December 31, 1994
                             (File No.
                             0-19244)].*

               (10.49)       Participation  Certificate  with Krupp  Government
                             Income Trust as registered  owner.  [Exhibit 10.96
                             to Registrant's report on Form 10-K for the year
                             ended December 31, 1995 (File No. 0-19244)].*

        * Incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March,
2002.

                          KRUPP GOVERNMENT INCOME TRUST

                                              By:    /s/ Douglas Krupp
                                                    -------------------------------------------
                                                    Douglas  Krupp,  Chairman  of Board of Trustees  and a Trustee of Krupp  Government
                                                    Income Trust

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March 2002.

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

 /s/ Charles N. Goldberg                      Trustee of Krupp Government Income Trust
----------------------------
Charles N. Goldberg

 /s/ J. Paul Finnegan                         Trustee of Krupp Government Income Trust
--------------------------------
J. Paul Finnegan

 /s/ Stephen Puleo                            Trustee of Krupp Government Income Trust
--------------------------------
Stephen Puleo

                                                       APPENDIX A

                                              KRUPP GOVERNMENT INCOME TRUST

                                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                   ITEM 8 of FORM 10-K

                                 ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                          For the Year Ended December 31, 2001

                                              KRUPP GOVERNMENT INCOME TRUST

                             INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND SUPPLEMENTARY DATA

Report of Independent Accountants                                                                                   F-3

Balance Sheets at December 31, 2001 and 2000                                                                        F-4

Statements of Income and Comprehensive Income for the Years Ended December 31, 2001,
2000 and 1999                                                                                                       F-5

Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001,
2000 and 1999                                                                                                       F-6

Statements of Cash Flows for the Years Ended December 31, 2001, 2000
and 1999                                                                                                            F-7

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp
Government Income Trust (the "Trust") at December 31, 2001 and 2000, and the
results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Trust's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2002

                                              KRUPP GOVERNMENT INCOME TRUST

                                                     BALANCE SHEETS

                                               December 31, 2001 and 2000

                                                         ASSETS
                                                                                    2001                2000
                                                                                    ----                ----

Participating Insured Mortgage Investments ("PIMIs") (Notes B, C and J):
    Insured Mortgages                                                           $  50,811,558        $59,752,085
    Additional Loans, net of impairment provision of $1,698,811 and
    $2,162,618, respectively                                                        3,871,180          8,350,990
    Participating Insured Mortgages ("PIMs")
     (Notes B, D and J)                                                            46,416,493         46,892,234
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Notes B, E and J)                                          14,971,348         16,536,498
                                                                                -------------       ------------

              Total mortgage investments                                          116,070,579        131,531,807

Cash and cash equivalents (Notes B and J)                                          13,154,231          5,359,041
Interest receivable and other assets                                                  756,832          1,082,412
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,249,229
                                          -
   and $6,841,714, respectively (Note B)                                              541,044          1,491,747
Prepaid participation servicing fees, net of
 accumulated amortization of $1,999,913
                                       -
   and $2,112,209, respectively (Note B)                                              263,455            665,540
                                                                                -------------      -------------

              Total assets                                                      $ 130,786,141      $ 140,130,547
                                                                                =============      =============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                                    $   2,336,154      $   3,550,485
Other liabilities                                                                      20,485             20,980
                                                                                -------------      --------------

              Total liabilities                                                     2,356,639          3,571,465
                                                                                -------------      -------------

Commitments (Note H)

Shareholders' equity (Notes A, F, H and K):
        Common stock, no par value; 17,510,000
        Shares authorized; 15,053,135 Shares
        issued and outstanding                                                    127,850,874        136,114,206

        Accumulated comprehensive income (Note B)                                     578,628            444,876
                                                                                -------------      -------------

              Total Shareholders' equity                                          128,429,502        136,559,082
                                                                                -------------      -------------

              Total liabilities and Shareholders'
                equity                                                          $ 130,786,141      $ 140,130,547
                                                                                =============      ==============

                                        The accompanying notes are an integral
                                           part of the financial statements.

                                             KRUPP GOVERNMENT INCOME TRUST

                                     STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                 For the Years Ended December 31, 2001, 2000 and 1999

                                                                 2001                  2000                1999
                                                                 ----                  ----                ----

Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                        $    7,901,086        $   8,086,930         $  8,789,439
      Additional Loan Interest                                   1,515,330              744,080            2,534,790
      Participation interest                                     7,602,737              504,612            2,268,505
    Interest income - MBS                                        1,251,710            1,375,643            1,531,351
    Interest income - cash and cash
       equivalents                                                 261,513              364,803              508,144
                                                            --------------        -------------         ------------

             Total revenues                                     18,532,376           11,076,068           15,632,229
                                                            --------------        -------------         ------------

Expenses:
    Asset management fee to an affiliate (Note G)                  950,966            1,007,651            1,104,431
    Expense reimbursements to affiliates (Note G)                  243,109              256,564              220,657
    Amortization of prepaid fees and expenses (Note B)           1,352,788            1,029,734            1,672,143
    General and administrative (Note G)                            477,102              353,007              269,345
    (Reduction of) provision for impaired mortgage
     loans (Notes B and C)                                        (463,807)            -                      48,272
                                                            --------------        -------------         ------------

             Total expenses                                      2,560,158            2,646,956            3,314,848
                                                            --------------        -------------         ------------

Net income (Note I)                                             15,972,218            8,429,112           12,317,381

Other comprehensive income:
    Net change in unrealized gain
      on MBS                                                       133,752              213,560             (641,460)
                                                            --------------        -------------         ------------

Total comprehensive income                                  $   16,105,970        $   8,642,672         $ 11,675,921
                                                            ==============        =============         ============

Basic earnings per Share                                    $         1.06        $         .56         $       .82
                                                            ==============        =============         ============

Weighted average Shares outstanding                             15,053,135           15,053,135           15,053,135
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

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               For the Years Ended December 31, 2001, 2000 and 1999

                                                                                          Accumulated              Total
                                                     Common              Retained        Comprehensive         Shareholders'
                                                      Stock              Earnings           Income                Equity
                                                ------------------   ----------------   --------------       ------------------

Balance at December 31, 1998                   $  164,742,014        $      -           $    872,776         $  165,614,790

Dividends                                         (26,820,787)         (12,317,381)          -                  (39,138,168)

Net income                                             -                12,317,381           -                   12,317,381

Change in unrealized gain
     on MBS                                            -                    -               (641,460)              (641,460)
                                                -------------        -------------      ------------         --------------

Balance at December 31, 1999                      137,921,227               -                231,316            138,152,543

Dividends                                          (1,807,021)          (8,429,112)             -               (10,236,133)

Net income                                               -               8,429,112              -                 8,429,112

Change in unrealized gain
       on MBS                                         -                     -                213,560                213,560
                                                -------------        -------------      ------------         --------------

Balance at December 31, 2000                      136,114,206              -                 444,876            136,559,082

Dividends                                          (8,263,332)         (15,972,218)             -               (24,235,550)

Net income                                              -               15,972,218              -                15,972,218

Change in unrealized gain
       on MBS                                         -                         -            133,752                133,752
                                                -------------        ------------------ ------------         ---------------

Balance at December 31, 2001                    $ 127,850,874        $     -            $    578,628         $  128,429,502
                                                =============        =============      ============         ==============

Shares issued and outstanding for each of the three years ended December 31, are 15,053,135

                                           The accompanying notes are an integral
                                               part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

               For the Years Ended December 31, 2001, 2000 and 1999

                                                                       2001                 2000                  1999
                                                                       ----                 ----                  ----
Operating activities:
   Net income                                                     $   15,972,218       $   8,429,112         $  12,317,381
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Amortization of (discounts) and premiums                              (110)             (2,202)                3,044
      (Reduction of) provision for impaired mortgage loans              (463,807)             -                     48,272
   Amortization of prepaid fees and expenses                           1,352,788           1,029,734             1,672,143
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and other assets     325,580            (108,921)               83,874
         Decrease in deferred income on Additional Loans              (1,214,331)           (367,536)           (1,855,648)
         Decrease in other liabilities                                      (495)             (4,045)               (8,205)
                                                                  --------------       -------------         ------------- -

Net cash provided by operating activities                             15,971,843           8,976,142            12,260,861
                                                                  --------------       -------------         --------------

Investing activities:
    Principal collections on PIMs and Insured Mortgages                9,416,268             816,846            15,662,878
    Principal collections on MBS                                       1,699,012           1,174,687             3,992,931
    Additional Loan prepayments                                        4,943,617               -                 2,844,600
                                                                  --------------       -------------         -------------

Net cash provided by investing activities                             16,058,897           1,991,533            22,500,409
                                                                  --------------       -------------         --------------

Financing activity:
    Dividends                                                        (24,235,550)        (10,236,133)          (39,138,168)
                                                                  --------------       -------------         ------------- -

Net increase (decrease) in cash and cash equivalents                   7,795,190             731,542            (4,376,898)

Cash and cash equivalents, beginning of year                           5,359,041           4,627,499             9,004,397
                                                                  --------------       -------------         --------------

Cash and cash equivalents, end of year                            $   13,154,231       $   5,359,041         $   4,627,499
                                                                  ==============       =============         ==============

Non cash activities:
    Increase (decrease) in Fair Value of MBS                      $      133,752       $     213,560         $    (641,460)
                                                                  ==============       =============         ============= =========

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

      Basis of Presentation

      The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

      Basic interest is recognized based on the stated rate of the Department of
      Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage
      Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the
      Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the
      Trust suspends amortizing deferred interest.

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

      Impaired Mortgage Loans

      Impaired loans are those loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral. Interest received on the impaired loans is applied against the loan principal.

      Cash Equivalents

      The Trust includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.
      The Trust invests its cash primarily in agency paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

      Prepaid Fees and Expenses

      Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs. The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage.

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

      Estimates and Assumptions

      The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Significant estimates include the net carrying value of Additional Loans and the unrealized gain on MBS investments. Actual results could differ from those estimates.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.    PIMIs

      The Trust had investments in four PIMIs on December 31, 2001 and five
      PIMIs on December 31, 2000 that provide the permanent financing of multi-family housing. One component of a PIMI is either a securitized
      HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the FHA lending program and insured by HUD (collectively the "Insured Mortgages").
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

      On December 31, 2001, the Trust received a prepayment of the Red Run
      Additional Loan and subordinated promissory note. The Trust received
      $2,900,000 of Additional Loan principal, $238,369 of Shared Appreciation
      Interest, $3,506,952 of preferred interest and $67,667 of Base Interest on the Additional Loan. In addition, the Trust recognized $702,259 of
      Additional Loan interest that had been previously received and recorded in deferred income on additional loans.

      On July 23, 2001, the Trust received a prepayment of the Seasons
      Subordinated Promissory Note and the Seasons Additional Loan. The Trust
      received $1,924,649 of Additional Loan principal, $180,916 of surplus cash, $847,450 of preferred interest, $1,052,455 of contingent interest,
      $69,129 of Base Interest on the Additional Loan and $1,299,562 which represents the Trust's portion of the residual split. The Trust received
      $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001. In addition, the Trust recognized $180,633 of Additional
      Loan interest that had been previously received and recorded in deferred income on additional loans. On August 17, 2001, the Advisor paid a special dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

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

      In June 1999, the Trust entered into a second modification agreement (the
      "Agreement") with the borrowers of the Mountain View Apartments PIMI reducing the interest rate on the Insured Mortgage by 1.25% per annum beginning January 1, 1999 and continuing through December 31, 2004 and changing the participation feature. The Agreement eliminated the Preferred
      Interest required under the Additional Loan and changed the Trust's participation in the Surplus Cash generated by the property. Under the
      Agreement, the Trust will receive 75% of the first $130,667 of Surplus
      Cash and 50% of any remaining Surplus Cash on an annual basis to pay the
      Additional Loan Interest. Unpaid Additional Loan Interest will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property except that $288,580 of existing accruals

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.       PIMIs, Continued

      related to the Additional Loan had been forgiven. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately
      $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor determined that the Additional Loan collateralized by the Mountain View asset was impaired and has recorded and maintains a valuation allowance of $1,032,272.

      In May 1998, the borrower on the Lifestyles PIMI defaulted on its debt service payment on the insured first mortgage. The Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75%
      retroactively for 1998 to clear the default, by 1.75% for 1999, and by
      1.5% each year thereafter until the property is sold or refinanced. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which was escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping. Any Surplus
      Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage have provided funds for repairs and improvements that have helped reposition Lifestyles. As a result of the factors described above, the Trust determined that the Additional Loan collateralized by the Lifestyles asset was impaired, and recorded a valuation allowance of $1,130,346 in the fourth quarter of 1998. During
      2001, the Trust received $118,968 of surplus cash generated by property operations. The Trust recognized this receipt as a reduction of principal balance of the Additional Loan and related impairment provision. In addition, the Trust further determined that the valuation allowance should be reduced by an additional $344,839 based upon the current estimated fair value of the underlying property.

      At December 31, 2001 and 2000 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent as to principal or interest.

      The Trust's investments in PIMIs consist of the following at
      December 31, 2001 and 2000:

                              Original      Approximate
                                Loan          Monthly        Interest     Maturity          Balance Outstanding
    Insured Mortgage           Amount         Payments         Rate         Date              at December 31,
    ----------------        -------------   --------------     ----         ----      ----------------------------------
                                                                                           2001                 2000
                                                                                      ----------------     -------------
Lifestyles (GNMA)           $  10,292,394   $       63,000    7.000%(a)   05/01/2032  $  9,837,873           $ 9,904,652

Windward (GNMA)                14,000,778          103,000    8.500%(b)   06/01/2032    13,434,399            13,518,840

Mountain View (FHA)             9,547,700           58,000    6.875%(c)   01/01/2034     9,208,461             9,264,428

Red Run (FHA) 19,019,600                    130,000      7.875%           05/01/2034    18,330,825            18,446,243

The Seasons (FHA)               9,075,351          -           -               -           -                   8,617,922
                            -------------   --------------                            ------------         -------------

                            $  61,935,823   $      354,000                            $ 50,811,558         $  59,752,085
                            =============   ==============                            ============         =============
                                                                                             (d)

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.       PIMIs, Continued
                                                                                               Base          Preferred
                                            Outstanding Balance              Maturity        Interest         Interest
      Additional Loan                    2001                2000              Date            Rate             Rate
      ---------------              ----------------   ------------------   ------------       --------        ---------
      Lifestyles (a):
        Due Contractually          $  1,817,665       $   1,817,665         05/14/2007           -                -
        Interest applied               (118,968)           -
                                   ------------       -------------
        Carrying Value                1,698,697           1,817,665

      Windward (b)                    2,471,294           2,471,294         07/07/2002          7.5%             10%

      Mountain View (c)               1,400,000           1,400,000         09/16/2003          7.0%              -

      Red Run                             -               2,900,000             -                 -               -

      The Seasons                         -               1,924,649             -                 -               -
                                   ------------       -------------

                                   $  5,569,991       $  10,513,608
                                   ============       =============
                                        (e)

      (a)     The Trust entered into an Agreement which reduced the interest rate on the Insured Mortgage by 1.75% per annum effective January
              1, 1998 for a period of twenty-four months and by 1.5% per annum for 2000 though 2007. An affiliate of the Advisor refunds
              approximately .25% per annum to the Trust related to the interest reduction. The Trust will not receive any Additional Loan interest or Preferred Return due to the workout, but will receive a share of any cash generated from property operations and from proceeds of a sale or refinance.

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

      (d)     The aggregate cost for federal income tax purposes is $50,811,558.

      (e)     The aggregate cost for federal income tax purposes is $5,688,959.

Impaired Additional Loans

The Advisor of the Trust has determined that the Lifestyles Additional Loan is impaired. As a result, during 1998, a valuation allowance of $1,130,346 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale. During 2001, the
Trust received $118,968 of interest on the Additional Loan which was reflected as a reduction of the carrying amount of the loan and the valuation allowance.
In addition in the fourth quarter of 2001, the Trust further reduced the valuation allowance by $344,839 to $666,539 based upon the current estimated fair value of the underlying property. The Trust will continue to reflect interest receipts as reductions to the carrying amount of the loan and the valuation allowance until the valuation allowance is zero. The Trust did not receive any interest payments on the Lifestyles Additional Loan during 2000 or
1999 and did not recognize any interest income during 2001, 2000 or 1999.

The Advisor of the Trust has determined that the Mountain View Additional Loan is impaired. As a result, during 1998, a valuation allowance of $984,000 was established to adjust the carrying amount of the loan to the then estimated fair market value of the collateral less anticipated costs of sale. During 1999, the
Trust increased the valuation allowance of Mountain View

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

C.    PIMIs, Continued

      by $48,272. The Trust will reflect interest receipts as reductions to the carrying amount of the loan and the valuation allowance until the valuation allowance is zero. The Trust did not receive any interest payments or recognize any income on the Mountain View Additional Loan during 2001, 2000 or 1999.

      The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                                            Recorded               Valuation           Carrying
                                             Value                 Allowance             Value
                                          -----------             -----------         -----------

Lifestyles                                 $1,698,697             $   666,539         $ 1,032,158

Mountain View                               1,400,000               1,032,272             367,728
                                          -----------             -----------         -----------

Balance at
  December 31, 2001                       $ 3,098,697             $ 1,698,811         $ 1,399,886
                                          ===========             ===========         ===========

The Trust also has deferred income related to Lifestyles and Mountain View of
$687,319 and $367,383, respectively.

               A reconciliation of activity for each of the three years in the period ended December 31, is as follows:

Insured Mortgages
                                                          2001                      2000                    1999
                                                          ----                      ----                    ----

Balance at beginning of period                       $   59,752,085             $   60,129,492          $   75,386,460

     Insured Mortgage prepayments                        (8,575,180)                   -                   (14,861,957)

     Principal collections                                 (365,347)                  (377,407)               (395,011)
                                                     --------------             --------------           -------------

Balance at end of period                             $   50,811,558             $   59,752,085          $   60,129,492
                                                     ==============             ==============          ==============

Additional Loans

Balance at beginning of period                       $    8,350,990             $    8,350,990          $   11,243,862

     Interest received and recognized as
      Additional Loan prepayment                           (118,968)                   -                       -

     Additional Loan prepayments                         (4,824,649)                   -                    (2,844,600)

     Adjustment to valuation allowance                      463,807                    -                       (48,272)
                                                     --------------             --------------          --------------

Balance at end of period                             $    3,871,180             $    8,350,990          $    8,350,990
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

Mountain View Apartments ("Mountain View") is a 256-unit apartment complex located in Madison, Alabama.

Red Run Apartments ("Red Run") is a 304-unit apartment complex located in Owings Mills, Maryland.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

D.    PIMs

      The Trust had investments in five PIMs at December 31, 2001 and 2000. The
      Trust's PIMs consist of a GNMA or Fannie Mae MBS or a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (collectively the "Insured Mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the "Agreement").

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

      At December 31, 2001 and 2000 there are no Insured Mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

D.       PIMs, continued

      The Trust's PIMs consisted of the following at December 31, 2001 and 2000:

                               Original       Approximate
                                 Loan           Monthly       Interest     Maturity
PIM                             Amount         Payments         Rate         Date      Balance Outstanding at December 31,
---                         ---------------- --------------   ----------   ----------- ------------------------------------
                                                                                             2001               2000
                                                                                         ------------      ----------------
River View (GNMA)           $   9,284,877    $       64,500    8.000%      01/15/2033    $  8,905,107      $  8,964,717

Mill Pond (FHA)                 7,812,100            55,200    8.150%      01/01/2033       7,484,720          7,534,451

Waterford (FHA)                 6,935,900            48,800    8.125%      08/01/2032       6,625,742          6,671,434

Rivergreens (FHA)              10,003,000            69,500    8.005%      04/01/2033       9,588,286          9,652,263

Lincoln Green (FNMA)           15,565,000           100,000    6.750%      10/01/2002      13,812,638         14,069,369
                            -------------    --------------                              ------------     --------------
                                                                               (a)
   Total                    $  49,600,877    $      338,000                              $ 46,416,493     $   46,892,234
                            =============    ==============                              ============     ==============
                                                                                                      (b)

(a)  Normal monthly benefit is based on a 30-year amortization.  All unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.

(b)  The aggregate cost for federal income tax purposes is $46,416,493.

     A reconciliation of activity for each of the three years in the period ended December 31, is as follows:

                                                         2001                2000                   1999
                                                    -------------       --------------         -------------

Balance at beginning of period                      $  46,892,234       $  47,331,673          $  47,737,583

   Principal collections                                 (475,741)           (439,439)              (405,910)
                                                    -------------       -------------          -------------

Balance at end of period                            $  46,416,493       $  46,892,234          $  47,331,673
                                                    =============       =============          =============

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

Mill Pond Apartments ("Mill Pond") is a 146-unit apartment complex in Bellbrook, Ohio.

Waterford Townhomes Apartments ("Waterford") is a 122-unit apartment complex in Eagen, Minnesota.

Rivergreens Apartments ("Rivergreens") is a 208-unit apartment complex in Gladstone, Oregon.

Lincoln Green Apartments ("Lincoln Green") is a 616-unit apartment complex in Greensboro, North Carolina.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

E.   MBS
     ---

     At December 31, 2001, the Trust's MBS portfolio had an amortized cost of
     $9,546,823 and gross unrealized gains of $578,628, respectively. At
     December 31, 2001, the Trust had a FHA insured mortgage loan with an amortized cost of $4,845,897 and gross unrealized gains of $327,232. At
     December 31, 2000, the Trust's MBS portfolio had an amortized cost of
     $11,224,277 and gross unrealized gains and losses of $445,617 and $741, respectively. At December 31, 2000, the Trust's FHA insured mortgage loan had an amortized cost of $4,867,345 and a gross unrealized gain of
     $200,271. The Trust's MBS have maturities ranging from 2008 to 2035.

                                                                                                Unrealized
                          Maturity Date                        Fair Value                        Gain/(Loss)
                          -------------                     ----------------                   --------------

                           2002 - 2006                      $        -                         $        -
                           2007 - 2011                            102,831                              1,915
                           2012 - 2035                         15,195,749                            903,945
                                                            -------------                      -------------

                              Total                         $  15,298,580                      $     905,860
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

     The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. Included in the general and administrative expenses are legal fees and expenses paid by the
     Trust to an affiliate of $12,033, $3,305 and $1,285, for the years ended
     December 31, 2001, 2000 and 1999, respectively.

     During the three years ended December 31, 2001, 2000 and 1999, the Trust received interest collections on Additional Loans with affiliates of the
     Advisor of the Trust of $155,738, $173,544 and $225,156, respectively. In addition, the Trust received $3,431,133 in 2001, $174,505 in 2000 and
     $153,499 in 1999 related to Participating Interest Income.

     As discussed in Note C, the Trust received a prepayment of the Seasons PIMI as a result of a sale of the property to an affiliate.

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

I.   Federal Income Taxes

     Net income per statement of income                                                   $   15,972,218

     Less:    Book to tax difference for Additional Loan
                interest income                                                               (1,297,027)

     Less:    Reduction of provision for impaired mortgage loans                                (344,839)

     Less:    Book to tax difference for amortization
                of prepaid fees and expenses                                                    (648,593)
                                                                                          --------------

     Net income for federal income tax purposes                                           $   13,681,759
                                                                                          ==============

     The Trust paid dividends of $1.61 per share during 2001 which represents approximately $0.91 from ordinary income and $0.70 represents a non-taxable distribution for federal income tax purposes.

     The basis of the Trust's assets for financial reporting purposes is less than its tax basis by approximately $7,021,000 and $8,209,000 at December
     31, 2001 and 2000, respectively. The basis of the Trust's liabilities for financial reporting purposes exceeded its tax basis by approximately
     $2,314,000 and $3,550,000 at December 31, 2001 and 2000, respectively.

J.   Fair Value Disclosures of Financial Instruments

     The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

     MBS

     The Trust estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions the Trust's investments in MBS had gross unrealized gains of approximately $906,000 at
     December 31, 2001 and gross unrealized gains and losses of approximately
     $646,000 and $1,000 at December 31, 2000.

     PIMs and PIMIs

     There is no active trading market for these investments. Accordingly, management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the Insured Mortgages. Additional Loans are based on the estimated fair value of the underlying properties as an estimate of the fair value of the loan is not practicable. Management does not include any participation income in the Trust's estimated fair values, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Trust's investments in PIMs and PIMIs had gross unrealized gains of approximately $2,403,000 at December 31, 2001 and gross unrealized gains and losses of approximately $343,000 and $1,738,000, respectively at December 31, 2000.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

J.   PIMs and PIMIs, continued

     At December 31, 2001 and 2000, the Trust estimated the fair value of its financial instruments as follows:

                                                                     (amounts in thousands)
                                                                2001                       2000
                                                      -----------------------------------------------------
                                                         Fair        Carrying        Fair         Carrying
                                                        Value          Value         Value          Value
                                                      ----------   -----------    -----------    -----------

         Cash and cash equivalents                    $   13,154     $  13,154     $    5,359    $    5,359

         MBS                                              15,299        14,971         16,737        16,536

         PIMs and PIMIs:
           PIMs                                           47,803        46,416         46,594        46,892
           Insured mortgages                              51,828        50,812         58,655        59,752
           Additional Loans                                3,871         3,871          8,351         8,351
                                                      ----------     ---------     ----------    ----------

                                                      $  131,955     $ 129,224     $  135,696    $  136,890
                                                      ==========     =========     ==========    ==========

K.   Subsequent Events

     On January 3, 2002, the Trust received $18,330,825 representing the principal proceeds on the first mortgage note from the Red Run PIMI. The
     Advisor declared a special dividend of $1.68 per share from the proceeds of the Red Run PIMI prepayment which was paid on January 16, 2002.

     On January 2, 2002, the Trust received a prepayment of the Waterford
     Apartments Subordinate Promissory note. The Trust received $379,725 of
     Minimum Additional Interest and $425,643 of Shared Appreciation Interest.
     On January 17, 2002, the Trust received $6,625,742 representing the principal proceeds on the first mortgage. In addition, the Trust received a prepayment premium of $66,257 from the payoff. The Advisor has declared a special dividend of $0.51 per share from the proceeds of the Waterford
     Apartments PIM prepayment which will be paid in the first quarter of 2002.

                          KRUPP GOVERNMENT INCOME TRUST

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

2001

                                Balance at        Charged to                                 Balance at
                                 beginning        costs and                                    end of
Description                      of period         expenses              Recoveries            period
-----------                     -------------     ----------            -----------         -----------

Additional Loan
impairment provision            $2,162,618       $ -                    $  (463,807)        $ 1,698,811
                                ==========       ===========            ===========         ===========

2000

                                Balance at        Charged to                                Balance at
                                 beginning        costs and                                   end of
Description                      of period         expenses              Recoveries           period
-----------                     -------------     ----------            -----------         -----------

Additional Loan
impairment provision            $2,162,618       $ -                    $   -               $ 2,162,618
                                ==========       ===========            ===========         ===========

1999

                                Balance at        Charged to                                Balance at
                                 beginning        costs and                                   end of
Description                      of period         expenses              Recoveries           period
-----------                     -------------     ----------            -----------         -----------

Additional Loan
impairment provision            $2,114,346       $    48,272            $   -               $ 2,162,618
                                ==========       ============           ===========         ===========

                          KRUPP GOVERNMENT INCOME TRUST

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA

                                                      For  the  Quarter Ended
                               -----------------------------------------------------------------------
                                   March 31,         June 30,        September 30,       December 31,
                                     2001              2001              2001                2001
                               ---------------  ----------------    ----------------    --------------

     Total revenues            $     2,795,745  $      2,731,138    $      6,059,462    $    6,946,031
                               ===============  ================    ================    ==============

     Net income                $     2,140,379  $      2,045,187    $      5,360,536    $    6,426,116
                               ===============  ================    ================    ==============

     Earnings per Share        $           .14  $            .14    $            .35    $          .43
                               ===============  ================    ================    ==============

                                                     For  the  Quarter  Ended
                               -------------------------------------------------------------------------

                                   March 31,           June 30,         September 30,      December 31,
                                     2000                2000               2000               2000
                               ---------------    -----------------    ---------------    --------------

     Total revenues            $     2,657,314    $       2,660,457    $     2,697,284    $    3,061,013
                               ===============    =================    ===============    ==============

     Net income                $     2,027,459    $       1,964,868    $     1,986,007    $    2,450,778
                               ===============    =================    ===============    ==============

     Earnings per Share        $           .13    $             .14    $           .13    $          .16
                               ===============    =================    ===============    ==============

                                                                                       (Unaudited)
                                                                     (Amounts in thousands, except per Share amounts)

                                                                               Year                 Inception
                                                                              Ended                  Through
                                                                             12/31/01                12/31/01
                                                                           ------------             -----------
      Distributable Cash Flow (a):
      ---------------------------

      Net income                                                           $     15,974             $   149,191
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan,
        net of non-cash reductions                                                 (345)                  1,818
        Amortization of prepaid fees and
         expenses and organization costs                                          1,352                  17,210
        Additional Loan Interest Deferred                                        (1,215)                  2,336
                                                                           ------------             ------------

        Total Distributable Cash Flow ("DCF")                                    15,766                 170,555
                                                                           ------------             ------------

      DCF per Share based on Shares
       outstanding at December 31, 2001                                    $       1.05             $     11.33   (d)
                                                                           ============             ===========

      Dividends:

       Total dividends to Shareholders                                     $     49,525 (b)         $    329,255  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        December 31, 2001                                                  $       3.29 (b)         $      21.87  (c)(d)
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

         (b)    Represents all dividends paid in 2001 except the February 2001 dividend and includes an estimate of the February 2002 dividend and the $1.68 special dividend for Red Run paid in January 2002.

         (c)    Includes an estimate of the February 2002 dividend and the $1.68 special dividend for Red Run paid in January 2002.

         (d)    Shareholders average per Share return of capital on a cash basis as of February 2002 is $10.54 [$21.87 - $11.33].

                Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and PIMs.