Form 10-Q
period 2002-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 2002-05-14
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                     ASSETS
                                                                               March 31,              December 31,
                                                                                 2002                    2001
                                                                             ---------------        --------------
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
   Insured Mortgages                                                         $    32,426,124        $   50,811,558
   Additional Loans, net of impairment provision
     of $1,698,811                                                                 3,871,180             3,871,180
   Participating Insured Mortgages ("PIMs")(Note 2)                               39,677,819            46,416,493
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)             14,616,100            14,971,348
                                                                             ---------------        --------------

           Total mortgage investments                                             90,591,223           116,070,579

Cash and cash equivalents                                                          5,619,881            13,154,231
Interest receivable and other assets                                                 576,530               756,832
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $5,868,356
 and $6,249,229 respectively                                                         359,161               541,044
Prepaid participation servicing fees, net of
 accumulated amortization of $1,906,433 and
 $1,999,913, respectively                                                            169,355               263,455
                                                                             ---------------        --------------

           Total assets                                                      $    97,316,150        $  130,786,141
                                                                             ===============        ==============

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                          $     2,256,063        $    2,336,154
Other liabilities                                                                     51,731                20,485
                                                                             ---------------        --------------

           Total liabilities                                                       2,307,794             2,356,639
                                                                             ---------------        --------------

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares issued and outstanding                    94,412,289           127,850,874

   Accumulated comprehensive income                                                  596,067               578,628
                                                                             ---------------        --------------

           Total Shareholders' equity                                             95,008,356           128,429,502
                                                                             ---------------        --------------

           Total liabilities and Shareholders' equity                        $    97,316,150        $  130,786,141
                                                                             ===============        ==============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                  For the Three Months
                                                                                      Ended March 31,
                                                                            ----------------------------------
                                                                                 2002                2001
                                                                            --------------       -------------
Revenues:
    Interest income - PIMs and PIMIs:
       Basic interest                                                        $  1,372,488         $  2,074,614
       Additional loan interest (Note 5)                                           80,091              185,939
       Participation interest (Note 5)                                            871,625              132,882
    Interest income - MBS                                                         291,986              325,589
    Interest income - cash and cash equivalents                                    55,620               76,721
                                                                            -------------        -------------

         Total revenues                                                         2,671,810            2,795,745
                                                                            -------------        -------------

Expenses:
   Asset management fee to an affiliate                                           170,484              246,076
   Expense reimbursements to affiliates                                            36,811               46,509
   Amortization of prepaid fees and expenses                                      275,983              257,434
   General and administrative                                                     101,719              105,347
                                                                            -------------        --------------

         Total expenses                                                           584,997              655,366
                                                                            -------------        -------------

Net income                                                                      2,086,813            2,140,379

Other comprehensive income:
     Net change in unrealized gain on MBS                                          17,439               51,878
                                                                            -------------        -------------

Total comprehensive income                                                  $   2,104,252        $   2,192,257
                                                                            =============        =============

Basic earnings per Share                                                    $         .14        $         .14
                                                                            =============        =============

Weighted average Shares outstanding                                            15,053,135           15,053,135
                                                                            =============        =============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                              -------------------------------
                                                                                  2002              2001
                                                                              ------------       ------------
Operating activities:
   Net income                                                                 $  2,086,813       $  2,140,379
   Adjustments to reconcile net income to
   net cash provided by operating activities:
      Amortization of (discounts) and premiums                                        (788)             1,185              Amortization   of   prepaid
fees and expenses                                                                  275,983            257,434
      Changes in assets and liabilities:
        Decrease in interest receivable and other assets                           180,302            220,560
        Decrease in deferred income on Additional Loans                            (80,091)           (91,884)
        Increase (decrease) in other liabilities                                    31,246            (14,166)
                                                                              ------------       ------------

               Net cash provided by operating activities                         2,493,465          2,513,508
                                                                              ------------       ------------

Investing activities:
    Principal collections on MBS                                                   373,475            383,000
    Principal collections on PIMs and Insured Mortgages                         25,124,108            214,732
                                                                              ------------       ------------

               Net cash provided by investing activities                        25,497,583            597,732
                                                                              ------------       ------------

Financing activity:
   Dividends                                                                   (35,525,398)        (2,559,033)
                                                                              ------------       ------------

Net increase (decrease) in cash and cash equivalents                            (7,534,350)           552,207

Cash and cash equivalents, beginning of period                                  13,154,231          5,359,041
                                                                              ------------       ------------

Cash and cash equivalents, end of period                                      $  5,619,881       $  5,911,248
                                                                              ============       ============

Non cash activities:
     Increase in Fair Value of MBS                                            $     17,439       $     51,878
                                                                              ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of
      Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's
      Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

      The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition
      and Results of Operations included in this report.

2.    PIMs and PIMIs

      At March 31, 2002, the Trust's PIMs and PIMIs, including Additional Loans, had a fair value of $78,552,670 and gross unrealized gains of $2,577,547.
      The PIMs and PIMIs have maturities ranging from 2002 to 2034. At March 31,
      2002, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

      Lifestyles and Mountain View have been adversely affected by their competitive rental housing markets. Based on the Advisor's analysis of market conditions and property operations, the Trust maintains a valuation allowance of $1,032,272 for Mountain View and $666,539 for Lifestyles.

      On January 3, 2002, the Trust received $18,330,825 representing the principal proceeds on the first mortgage loan from the Red Run PIMI. On
      December 31, 2001 the Trust received a prepayment of the Red Run
      Additional Loan and Subordinated Promissory Note. The Trust received
      $2,900,000 of Additional Loan Principal, $238,369 of Shared Appreciation
      Interest, $3,506,952 of Preferred Interest and $67,667 of Base Interest on
      the Additional Loan. On January 16, 2002, the Trust paid a special dividend of $1.68 per share from the proceeds of the Red Run PIMI prepayment.

      On January 2, 2002, the Trust received a prepayment of the Waterford
      Apartments Subordinate Promissory Note. The Trust received $379,725 of
      Minimum Additional Interest and $425,643 of Shared Appreciation Interest.
      On January 17, 2002, the Trust received $6,625,742 representing the principal proceeds on the first mortgage loan. In addition, the Trust received a prepayment premium of $66,257 from the payoff. On March 1,
      2002, the Trust paid a special dividend of $0.51 per share from the proceeds of the Waterford Apartments PIM prepayment.

3.    MBS

      At March 31, 2002, the Trust's MBS portfolio had an amortized cost of
      $9,179,802 and unrealized gains of $596,067. At March 31, 2002, the
      Trust's insured mortgage loan had an amortized cost of $4,840,231. The portfolio has maturities ranging from 2008 to 2035.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, continued
                                  -------------

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for three months ended March 31, 2002 is as follows:

                                                                          Accumulated            Total
                                         Common           Retained       Comprehensive        Shareholders'
                                         Stock            Earnings           Income              Equity
                                     --------------     -----------      --------------      --------------
Balance at December 31, 2001         $  127,850,874     $     -          $      578,628      $  128,429,502

Net income                                  -             2,086,813               -               2,086,813

Dividends                               (33,438,585)     (2,086,813)              -             (35,525,398)

Change in unrealized
 gain on MBS                                -                 -                  17,439              17,439
                                     --------------     -----------      --------------      ---------------

Balance at March 31, 2002            $   94,412,289     $     -          $      596,067      $    95,008,356
                                     ==============     ===========      ==============      ===============

5. Related Party Transactions

    The Trust received $86,609 of Additional Loan Interest during the first quarter of 2001 from affiliates of the Advisor. The Trust also received participation interest of $50,750 from an affiliate of the Advisor during the three months ended March 31, 2001.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition  and Results of  Operations  and elsewhere in this report on Form 10-Q constitute  "forward-looking  statements"  within  the  meaning  of the  Federal
Private  Securities   Litigation  Reform  Act  of  1995.  These  forward-looking statements  involve  known and unknown  risks,  uncertainties  and other factors which may cause the Trust's actual  results,  performance or  achievements to be materially  different  from any  future  results,  performance  or  achievements expressed or implied by these forward-looking statements. These factors include, among other things,  federal,  state or local  regulations;  adverse  changes in general  economic or local  conditions;  the  inability  of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers  to pay  participation  interests  due to poor  operating  results  at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Advisor.

Liquidity and Capital Resources

At  March  31,  2002,  the  Trust  had  liquidity  consisting  of cash  and cash equivalents of  approximately  $5.6 million as well as the cash inflows provided by PIMs,  PIMIs, MBS and cash and cash  equivalents.  The Trust may also receive additional cash flow from the participation  features of its PIMs and PIMIs. The
Trust  anticipates that these sources will be adequate to provide the Trust with sufficient  liquidity to meet its obligations,  including providing dividends to its investors.

The most significant  demands on the Trust's  liquidity are quarterly  dividends paid to investors of approximately $2.6 million and special dividends. Funds for dividends come from interest  income received on PIMs,  PIMIs,  MBS and cash and cash  equivalents  net of  operating  expenses,  and the  principal  collections received on PIMs,  PIMIs and MBS. The portion of dividends funded from principal collections reduces the capital resources of the Trust. As the capital resources of the Trust  decrease,  the total cash  flows to the Trust  will also  decrease which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing  guaranteed or insured  monthly  principal and interest payments,  the Trust's investments in PIMs and PIMIs also may provide additional income through the interest on the Additional  Loan portion of the PIMIs as well as  participation  interest  based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying properties. However, these payments are neither guaranteed nor insured and depend upon the successful operations of the underlying properties.

On January 3, 2002, the Trust received  $18,330,825  representing  the principal proceeds on the first  mortgage loan from the Red Run PIMI. On December 31, 2001 the Trust received a prepayment of the Red Run Additional Loan and  Subordinated
Promissory  Note. The Trust received  $2,900,000 of Additional  Loan  Principal,
$238,369 of Shared Appreciation  Interest,  $3,506,952 of Preferred Interest and
$67,667 of Base Interest on the Additional  Loan. On January 16, 2002, the Trust
paid a Special dividend of $1.68 per share from the proceeds of the Red Run PIMI prepayment.

On January 2, 2002, the Trust received a prepayment of the Waterford  Apartments
Subordinate  Promissory Note. The Trust received $379,725 of Minimum  Additional
Interest and $425,643 of Shared Appreciation  Interest. On January 17, 2002, the
Trust  received  $6,625,742  representing  the  principal  proceeds on the first mortgage loan. In addition,  the Trust received a prepayment  premium of $66,257 from the payoff.  On March 1, 2002,  the Trust paid a special  dividend of $0.51 per share from the proceeds of the Waterford Apartments PIM prepayment.

The three remaining PIMI  investments all operate under workout  agreements with the Trust.  Those  agreements  have modified the borrowers'  obligations to make
Additional Loan interest payments,  regardless of whether the property generated sufficient  revenues to do so, to an obligation to pay Additional  Loan interest only if the property  generates  Surplus Cash, as defined by HUD. For the period ending  December 31,  2001,  Mountain  View did not  generate any Surplus  Cash, although  both  Windward  Lakes and  Lifestyles  did generate some Surplus Cash.
However,  due to the need to complete capital  projects at both properties,  the
Trust agreed that the Surplus Cash generated by the two  properties  will not be used to pay Additional Loan interest. Consequently, the Trust does not expect to receive any Additional Loan interest  during 2002.  Beginning in 2002, the Trust has amortized and recognized  Additional  Loan income  previously  deferred with respect to Windward Lakes as the property generated Surplus Cash during 2001.

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
The Additional Loan matures in July of 2002. The Trust  anticipates that another workout  agreement  will be  negotiated  with the borrower  that will extend the maturity date.

In May 1998, the borrower on the  Lifestyles  PIMI defaulted on its debt service payment on the insured  first  mortgage.  The Trust agreed to a new workout that runs through  2007.  Under its terms,  the Trust agreed to reduce the  effective interest rate on the insured first mortgage by 1.75%  retroactively  for 1998 to clear the default,  by 1.75% for 1999,  and by 1.5% each year  thereafter  until
2007. An affiliate of the Advisor  refunds  approximately  .25% per annum to the
Trust related to the interest  reduction.  The borrower  made a $550,000  equity contribution,  which was  escrowed,  for the  exclusive  purpose  of  correcting deferred maintenance and making capital improvements to the property. The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility,  clubhouse  remodeling  and  landscaping.  Any  Surplus  Cash  that is generated by property  operations will be split evenly between the Trust and the borrower.  When the property is sold or refinanced,  the first $1,100,000 of any proceeds  remaining  after the insured  mortgage is paid off will be split 50% /
50% between the Trust and the borrower;  the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower;  and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured first  mortgage have provided funds for repairs and improvements  that  have  helped  reposition  Lifestyles.  As a  result  of  the performance  of the property,  the Trust had  initially  established a valuation allowance of $1,130,346 on the Additional  Loan in 1998.  During 2001, the Trust
received  a  payment  of  $118,968  which was  recorded  as a  reduction  in the principal balance of the Additional Loan and related impairment provision. Based on improved  market  conditions and property  operations,  the Trust has further reduced the  impairment  provision by $344,839 to $666,539 in the fourth quarter of 2001.

Mountain  View is similar to  Lifestyles  with  respect  to  competitive  market conditions.  In June 1999, the Trust approved a second workout that runs through
2004. Under its terms, the Trust agreed to reduce the effective interest rate on the  insured  first  mortgage  by 1.25%  retroactively  for  1999 and each  year thereafter  until  2004,  and to change the  participation  terms.  The  workout eliminated the preferred return feature,  forgave $288,580 of previous  accruals of  Additional  Loan  interest  related to the first  workout,  and  changed the
Trust's participation in Surplus Cash generated by the property.  The Trust will receive  75% of the first  $130,667  of  Surplus  Cash and 50% of any  remaining
Surplus  Cash  on an  annual  basis  to pay  Additional  Loan  interest.  Unpaid
Additional  Loan  interest  related to the  second  workout  will  accrue and be payable  if there are  sufficient  proceeds  from a sale or  refinancing  of the property.  In addition,  the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements. As a result of the factors described above, the Advisor  determined that the Additional Loan collateralized by the Mountain View asset was impaired and currently maintains a valuation allowance of $1,032,272.

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

Results of Operations

Net income of the Trust  decreased  for the first quarter of 2002 as compared to the same period in 2001 due to  decreases in basic  interest  income on PIMs and
PIMIs and  Additional  Loan  interest.  This decrease is partially  offset by an increase in  participation  interest  and a decrease in asset  management  fees.
Basic interest  income on PIMs and PIMIs  decreased due primarily to the payoffs of the Season's and Red Run PIMIs in 2001 and the Waterford PIM in January 2002.
Additional Loan interest decreased due to the payoffs mentioned above net of the amortization  of  deferred  revenue  from  the  Windward  Lakes  PIMI  in  2002.
Participation interest increased due to the collection of interest received from the payoff of the Waterford PIM in January 2002. Asset management fees decreased due primarily to the payoffs mentioned above.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------

Assessment of Credit Risk

The Trust's  investments in insured  mortgages and MBS are guaranteed or insured by Fannie Mae, Federal Home Loan Mortgage Corporation ("FHLMC"),  the Government
National Mortgage  Association  ("GNMA") and the Department of Housing and Urban
Development  (" HUD") and  therefore  the  certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust includes in cash and cash  equivalents  approximately  $5.4 million of
Agency paper, which is issued by Government Sponsored  Enterprises with a credit rating equal to the top rating category of a nationally  recognized  statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk,  which can be defined as the  exposure  of the Trust's  net  income,  comprehensive  income or financial  condition to adverse  movements in interest rates. At March 31, 2002, the Trust's  PIMs,  PIMIs and MBS comprise  the majority of the Trust's  assets.
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

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings
              None

Item 2.       Changes in Securities
              None

Item 3.       Defaults upon Senior Securities
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Krupp Government Income Trust
                                          -----------------------------
                                                   (Registrant)

                                          BY:      / s / Robert A. Barrows
                                          --------------------------------
                                          Robert A. Barrows
                                          Treasurer and Chief Accounting Officer
                                          of Krupp Government Income Trust

Date:   May 1, 2002

            Unaudited amounts in thousands, except per Share amounts

                                                                                                     Inception
                                                                                                      Through
                                                                             3/31/02                  3/31/02
                                                                           ------------             -----------
      Distributable Cash Flow (a):
      ---------------------------

      Net income                                                           $      2,086             $   151,277
      Items not requiring or providing the
       use of operating funds:

        Provision for impaired mortgage loan                                      -                       1,818
        Amortization of prepaid fees and
         expenses and organization costs                                            276                  17,486
        Additional Loan Interest Deferred                                           (80)                  2,256
                                                                           ------------             -----------

        Total Distributable Cash Flow ("DCF")                                     2,282                 172,837
                                                                           ------------             -----------

      DCF per Share based on Shares
       outstanding at March 31, 2002                                       $        .15             $     11.48   (d)
                                                                           ============             ===========

      Dividends:

       Total dividends to Shareholders                                     $     10,236 (b)         $    339,491  (c)
                                                                           ============             ============
       Average dividend per Share based
        on Shares outstanding at
        March 31, 2002                                                     $        .68 (b)         $      22.55  (c)(d)
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

         (b)    Represents all dividends paid through March 2002 except the
                February 2002 quarterly dividend and $1.68 special dividend paid in January 2002 for Red Run. Includes an estimate of the May
                2002 quarterly dividend.

         (c)    Includes as estimate of the May 2002 quarterly dividend.

         (d)    Shareholders average per Share return of capital on a cash basis as of March 2002 is $11.07 [$22.55 - $11.48]. Return of capital represents that portion of the dividends which is not funded from DCF such as principal collections received from MBS and
                PIMs.