Form 10-Q
period 2002-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 2002-08-14
CIK 857264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended         June 30, 2002
                                                -------------------------------

                                       OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                        -----------------------    ---------------------------

                         Commission file number           0-19244
                                                  -----------------------

                          Krupp Government Income Trust

                   Massachusetts                                           04-3089272
(State or other jurisdiction of incorporation or organization) (IRS employer identification no.)

     One Beacon Street, Boston, Massachusetts                                02108
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

                          Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

This Form 10-Q contains forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act
of 1934.  When used in this Form  10-Q,  the  words  "believes,"  "anticipates,"
"expects," "plans," "intends," "estimates,"  "continue," "may" or "will" (or the negative  of such  words) and  similar  expressions  are  intended  to  identify forward-looking statements. Such statements are subject to a number of risks and uncertainties,  including but not limited to the  following:  federal,  state or local  regulations;  adverse  changes in general  economic or local  conditions;
prepayments of mortgages;  failure of borrowers to pay  participation  interests due to poor operating results of properties underlying the mortgages;  uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees.  The Company's  filings with the Securities and Exchange
Commission, including its Annual Report on Form 10-K for the year ended December
31, 2001, contain additional  information  concerning such risk factors.  Actual results in the future  could  differ  materially  from  those  described  in any forward-looking  statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report."

                                             KRUPP GOVERNMENT INCOME TRUST

                                                     BALANCE SHEETS

                                                         ASSETS
                                                                                June 30,            December 31,
                                                                                 2002                   2001
                                                                            --------------         ---------------
Participating Insured Mortgage Investments
   ("PIMIs") (Note 2)
   Insured Mortgages                                                        $   32,370,341         $    50,811,558
   Additional Loans, net of impairment provision of $1,698,811                   3,871,180               3,871,180
   Participating Insured Mortgages ("PIMs")(Note 2)                             30,689,220              46,416,493
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)           11,729,120              14,971,348
                                                                            --------------         ---------------

           Total mortgage investments                                           78,659,861             116,070,579

Cash and cash equivalents                                                        5,690,643              13,154,231
Interest receivable and other assets                                               499,770                 756,832
Prepaid acquisition fees and expenses, net
  of accumulated amortization of $3,198,380
  and $6,249,229, respectively                                                     176,581                 541,044
Prepaid participation servicing fees, net of
  accumulated amortization of $1,021,992 and
  $1,999,913, respectively                                                         102,968                 263,455
                                                                            --------------         ---------------

           Total assets                                                     $   85,129,823         $   130,786,141
                                                                            ==============         ================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                         $    2,175,972         $     2,336,154
Other liabilities                                                                  117,278                  20,485
                                                                            --------------         ---------------

           Total liabilities                                                     2,293,250               2,356,639
                                                                            --------------         ---------------

Shareholders' equity (Note 4)
     Common stock, no par value; 17,510,000
     Shares authorized; 15,053,135 Shares issued and outstanding                82,440,175             127,850,874

     Accumulated comprehensive income                                              396,398                 578,628
                                                                            --------------         ----------------

           Total Shareholders' equity                                           82,836,573             128,429,502
                                                                            --------------          ---------------

           Total liabilities and Shareholders' equity                       $   85,129,823         $   130,786,141
                                                                            ==============         ===============

                                         The accompanying notes are an integral
                                            part of the financial statements.

                                              KRUPP GOVERNMENT INCOME TRUST

                                      STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 For the Three Months                 For the Six Months
                                                    Ended June 30,                       Ended June 30,
                                            ------------------------------        ----------------------------
                                                2002             2001                 2002           2001
                                            ------------     -------------        ------------    ------------

Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                        $  1,248,030      $  2,044,820        $  2,620,518    $  4,119,434
      Additional Loan interest (Note 5)           80,091           185,938             160,182         371,877
      Participation interest (Note 5)          1,092,626           118,968           1,964,251         251,850
   Interest income - MBS                         451,728           317,954             743,714         643,543
   Interest income - cash and
   cash equivalents                               34,949            63,458              90,569         140,179
                                            ------------      ------------        ------------    ------------

         Total revenues                        2,907,424         2,731,138           5,579,234       5,526,883
                                            ------------      ------------        ------------    ------------

Expenses:
   Asset management fee to an affiliate          157,141           247,593             327,625         493,669
   Expense reimbursements to affiliates           55,377            65,531              92,188         112,040
   Amortization of prepaid
     fees and expenses                           248,967           257,434             524,950         514,868
   General and administrative                    117,574           115,393             219,293         220,740
                                            ------------      ------------        ------------    ------------

         Total expenses                          579,059           685,951           1,164,056       1,341,317
                                            ------------      ------------        ------------    ------------

Net income                                     2,328,365         2,045,187           4,415,178       4,185,566

Other comprehensive income:
   Net change in unrealized gain
     on MBS                                     (199,669)           18,847            (182,230)         70,725
                                            ------------      ------------        ------------    ------------

Total comprehensive income                  $  2,128,696      $  2,064,034        $  4,232,948     $ 4,256,291
                                            ============      ============        ============    ============

Basic earnings per Share                    $        .15      $        .14        $        .29    $       .28
                                            ============      ============        ============    ============

Weighted average Shares outstanding                   15,053,135                          15,053,135
                                                      ==========                          ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                                           KRUPP GOVERNMENT INCOME TRUST

                                             STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                ----------------------------------
                                                                                     2002                2001
                                                                                --------------      --------------
Operating activities:
   Net income                                                                   $    4,415,178      $    4,185,566
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of (discounts) and premiums                                        (150,057)              1,082
      Amortization of prepaid fees and expenses                                        524,950             514,868
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                              257,062             137,624
         Decrease in deferred income on Additional Loans                              (160,182)           (183,768)
         Increase in other liabilities                                                  96,793              24,307
                                                                                --------------      --------------

                Net cash provided by operating activities                            4,983,744           4,679,679
                                                                                --------------      --------------

Investing activities:
    Principal collections on MBS                                                     3,210,055             805,417
    Principal collections on PIMs and Insured Mortgages                             34,168,490             433,843
                                                                                --------------      --------------

                Net cash provided by investing activities                           37,378,545           1,239,260
                                                                                --------------      --------------
Financing activity:
   Dividends                                                                       (49,825,877)         (5,118,066)
                                                                                --------------      --------------

Net increase (decrease) in cash and cash equivalents                                (7,463,588)            800,873

Cash and cash equivalents, beginning of period                                      13,154,231           5,359,041
                                                                                --------------      --------------

Cash and cash equivalents, end of period                                        $    5,690,643      $    6,159,914
                                                                                ==============      ==============

Non Cash Activities:
   Increase (decrease) in Fair Value of MBS                                     $     (182,230)     $       70,725
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

          In the opinion of the Advisor of the Trust, the accompanying unaudited financial  statements  reflect  all  adjustments  (consisting  of only normal  recurring  accruals)  necessary to present  fairly the Trust's financial  position as of June 30, 2002, results of its operations for the three and six  months  ended  June 30,  2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

          The results of operations  for the three and six months ended June 30,
          2002  are not  necessarily  indicative  of the  results  which  may be expected for the full year. See  Management's  Discussion and Analysis of  Financial  Condition  and Results of  Operations  included in this report.

2.    PIMs and PIMIs

          At June 30,  2002,  the Trust's PIMs and PIMIs,  including  Additional
          Loans,  had a fair value of $69,301,795 and gross  unrealized gains of
          $2,371,054.  The PIMs and PIMIs have  maturities  ranging from 2002 to
          2034. At June 30, 2002, there are no insured mortgage loans within the
          Trust's portfolio that are delinquent of principal or interest.

          Lifestyle  and  Mountain  View have been  adversely  affected by their competitive rental housing markets. Based on the Advisor's analysis of market  conditions  and  property  operations,  the Trust  maintains a valuation  allowance of $1,032,272  for Mountain View and $666,539 for
          Lifestyles.

          On June 28, 2002, the Trust received a prepayment of the Lincoln Green
          Apartments  Subordinated  Promissory Note. The Trust received $725,000 of Shared Appreciation Interest and $278,785 of Shared Income Interest
          and Minimum Additional Interest.  On July 25, 2002, the Trust received
          $13,676,641  representing the principal proceeds on the first mortgage note. The Advisor expects to pay a special dividend of $0.99 per share from the proceeds of the Lincoln Green Apartments PIM prepayment.

          On May 15,  2002,  the  Trust  received  $8,884,123  representing  the principal  proceeds  on the first  mortgage  loan from the River  View
          Apartments PIM. In addition,  the Trust received a prepayment  premium of $88,841 from the payoff.  On June 4, 2002, the Trust paid a special dividend  of $0.61  per share  from the  proceeds  of the  River  View
          Apartments PIM prepayment.

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

                                                       Continued

                                             KRUPP GOVERNMENT INCOME TRUST

                                       NOTES TO FINANCIAL STATEMENTS, Continued

3.    MBS

      At June 30, 2002, the Trust's MBS portfolio had an amortized cost of
      $6,498,286 and unrealized gains of $396,398. At June 30, 2002, the Trust's insured mortgage loan had an amortized cost of $4,834,436. The portfolio has maturities ranging from 2008 to 2035.

      On May 15, 2002, the Trust received $2,487,447 representing the principal proceeds on the first mortgage loan from the Parkwest Apartments MBS. In addition, the Trust received a prepayment premium of $49,749 from this payoff. On June 19, 2002, the Trust paid a special dividend of $0.17 per share from the proceeds of the Parkwest Apartments MBS prepayment.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended
      June 30, 2002 is as follows:

                                          Total               Accumulated
                                          Common               Retained         Comprehensive        Shareholders'
                                          Stock                Earnings             Income              Equity
                                      --------------        --------------      ------------        ---------------
Balance at December 31, 2001          $  127,850,874        $        -          $    578,628        $   128,429,502

Net income                                     -                 4,415,178             -                  4,415,178

Dividends                                (45,410,699)           (4,415,178)            -                (49,825,877)

Change in unrealized
gain on MBS                                   -                      -              (182,230)              (182,230)
                                      --------------        --------------      ------------        ---------------
Balance at June 30, 2002              $   82,440,175        $        -          $    396,398        $    82,836,573
                                      ==============        ==============      ============        ===============

5.   Related Party Transactions

     The Trust received $86,609 of Additional Loan Interest during the six months ended June 30, 2001 from an affiliate of the Advisor. The Trust also received participation interest of $50,750 from an affiliate of the Advisor during the six months ended June 30, 2001.

6.   Subsequent Event

     On July 1, 2002, the Trust granted a sixty day extension of the maturity date of the Windward Lakes Additional Loan Agreement and Additional Loan
     Note. The new maturity date is September 5, 2002.

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

Liquidity and Capital Resources

          At June 30, 2002, the Trust had liquidity  consisting of cash and cash equivalents of approximately  $5.7 million as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents.  The Trust may also receive additional cash flow from the participation  features of its PIMs and PIMIs.  The Trust  anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

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

          On June 28, 2002, the Trust received a prepayment of the Lincoln Green
          Apartments  Subordinated  Promissory Note. The Trust received $725,000 of Shared Appreciation Interest and $278,785 of Shared Income Interest
          and Minimum Additional Interest.  On July 25, 2002, the Trust received
          $13,676,641  representing the principal proceeds on the first mortgage loan from the Lincoln Green Apartments PIM. The Advisor expects to pay a special dividend of $.99 per share during the third quarter from the proceeds of the Lincoln Green Apartments PIM prepayment.

          On May 15,  2002,  the  Trust  received  $8,884,123  representing  the principal  proceeds  on the first  mortgage  loan from the River  View
          Apartments PIM. In addition,  the Trust received a prepayment  premium of $88,841 from the payoff.  On June 4, 2002, the Trust paid a special dividend  of $0.61  per share  from the  proceeds  of the  River  View
          Apartments PIM prepayment.

          Also on May 15, 2002, the Trust received  $2,487,447  representing the principal  proceeds  on the  first  mortgage  loan  from the  Parkwest
          Apartments MBS. In addition,  the Trust received a prepayment  premium of  $49,749  from this  payoff.  On June 19,  2002,  the Trust  paid a special  dividend of $0.17 per share from the proceeds of the Parkwest
          Apartments MBS prepayment.

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

          Windward Lakes' operating results  deteriorated  during 1995 and 1996, and in early 1997 the independent Trustees approved a workout with the borrower of the  Windward  Lakes PIMI,  an affiliate of the Advisor of the Trust.  In the workout,  the Trust agreed to reduce the  effective basic  interest rate on the insured first mortgage by 2% per annum for
          1997 and 1% per annum for 1998,  1999 and 2000.  The borrower  made an equity  contribution of $133,036 to the property and agreed to cap the annual  management  fee paid to an affiliate  at 3% of  revenues.  The
          Trust's participation in current operations is 50% of any Surplus Cash as determined  under HUD guidelines,  and the Additional Loan interest is payable  out of its share of Surplus  Cash.  Any unpaid  Additional
          Loan interest accrues at 7.5% per annum.  When the property is sold or refinanced,  the Trust will receive 50% of any net proceeds  remaining after  repayment of the insured  mortgage,  the  Additional  Loan, the interest rate relief,  accrued and unpaid Additional Loan interest and the  Borrower's  equity up to the point that the Trust has  received a cumulative,  non-compounded  10% preferred return on its investment in the PIMI. The Additional Loan was scheduled to mature in July of 2002.
          However,  the Advisor granted a sixty day extension to the Borrower to allow the Borrower  additional  time to finalize a more  comprehensive proposal regarding a longer term extension of the maturity date.

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

Results of Operations

          Net income of the Trust  increased  for the three and six months ended
          June 30, 2002 as compared to the same periods in 2001 due to increases in  participation  income and interest income on MBS and a decrease in asset  management  fees.  This is  partially  offset by  decreases  in interest  income on PIM's and PIMI's,  additional  loan  interest  and other  interest  income.  Participation  income  increased  due to the collection of participation  income from the Riverview  Apartments and
          Lincoln  Green  Apartments  PIM's  during the second  quarter of 2002.
          Interest income on MBS increased due to the accelerated recognition of the  Parkwest  Apartments  MBS  purchase  discount  as income upon the prepayment  of the MBS  and the  receipt  of the  prepayment  premium.
          Interest  income on PIM's and PIMI's  decreased due to the prepayments of the Red Run and River View  Apartments  PIMI's,  and the  Waterford
          Townhomes  PIM in  2002  and  the  Season's  PIMI  in  July  of  2001.
          Additional  loan  interest  decreased  due to the Red Run and Season's
          PIMI  payoffs in January  2002 and July of 2001,  respectively.  Other interest income  decreased due to lower average  interest rates earned on cash balances  available for short-term  investing when compared to the same period in 2001.  Asset  management  fees decreased due to the decline in the Trust's asset base as a result of principal collections and prepayments.

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

          The Trust  includes in cash and cash  equivalents  approximately  $4.4 million  of Agency  paper,  which is issued  by  Government  Sponsored
          Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

          The Trust's  primary  market risk  exposure is to interest  rate risk, which can be  defined  as the  exposure  of the  Trust's  net  income, comprehensive  income or financial  condition to adverse  movements in interest  rates.  At June 30, 2002,  the Trust's  PIMs,  PIMIs and MBS comprise  the  majority of the Trust's  assets.  Decreases in interest rates may accelerate the  prepayment of the Trust's  investments.  The
          Trust does not utilize any derivatives or other  instruments to manage this  risk as the  Trust  plans  to  hold  all of its  investments  to expected maturity.

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
              None

Item 5.       Other Information
              None

Item 6.       Exhibits and Reports on Form 8-K
              (a)    Exhibits

              (10.1) Extension of and Second Modification to the Additional Loan
                     Agreement and Additional Loan Note, dated July 1, 2002,
                     between George Krupp, an individual, Douglas Krupp, an
                     individual and Krupp GP, Inc., a Massachusetts corporation
                     (collectively, the "Borrowers") and Krupp Government Income
                     Trust, a Massachusetts business trust (the "Holder").

              (99.1) Chairman of the Board Certification pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

              (99.2) Chief Accounting Officer Certification pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 Krupp Government Income Trust
                                                                 -----------------------------
                                                                         (Registrant)

                                                 BY:    / s / Robert A. Barrows
                                                        ----------------------------------------------------
                                                        Robert A. Barrows
                                                        Treasurer and Chief Accounting Officer
of Krupp Government Income Trust

DATE:    August 13, 2002

      Extension of and Second Modification to the Additional Loan Agreement
                            and Additional Loan Note
      ---------------------------------------------------------------------

This Extension of and Second Modification to the Additional Loan Agreement and
Additional Loan Note dated as of July 1, 2002 is entered into among George
Krupp, an individual, Douglas Krupp, an individual and Krupp GP, Inc., a
Massachusetts corporation (collectively, the "Borrowers") and Krupp Government
Income Trust, a Massachusetts business trust (the "Holder").

Whereas, the Borrowers and the Holder have entered into the Additional Loan
Agreement (the "Agreement") dated December 28, 1990, the Additional Loan Note
(the "Note") dated December 28, 1990 and the Modification Agreement dated May
1997;

Whereas, in accordance with the terms of the Agreement, the Note and the
Modification Agreement, unless extended, the terms of the Agreement, the Note and the Modification Agreement expire on July 7, 2002;

Whereas, the Borrowers and the Holder have mutually agreed to extend the terms of the Agreement, the Note and the Modification Agreement;

Now, therefore, for and in consideration of the foregoing recitals, the mutual covenants hereinafter set forth, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

Amendments.  The Agreement, the Note and the Modification Agreement are amended as follows:
-----------

Section A of the Note is amended to read in its entirety as follows:

Unless otherwise accelerated as provided herein or in the Additional Loan
Agreement, the outstanding principal balance shall be payable on September 5,
2002.

Conditions Precedent. Notwithstanding any contrary provision, this document is not effective unless and until the Holder receives counterparts of this document executed by each party named on the signature page or pages of this document.

Ratifications. To induce the Holder to enter into this document, the Borrowers
(a) ratify and confirm all provisions of the Agreement, the Note and the
Modification Agreement as amended by this document, (b) ratify and confirm that all guaranties, assurances, and Liens (as defined in the Agreement, the Note and the Modification Agreement) granted, conveyed, or assigned to the Holder under the Agreement, the Note and the Modification Agreement (as they have been renewed, extended, and amended) are not released, reduced, or otherwise adversely affected by this document and continue to guarantee, assure, and secure full payment and performance of the present and future indebtedness arising hereunder, and (c) agree to perform those acts and duly authorize, execute, acknowledge, deliver, file, and record those additional documents as the Holder may request in order to create, perfect, preserve, and protect those guaranties, assurances, and Liens.

Representations. To induce the Holder to enter into this document, the Borrowers represent and warrant to the holder that as of the date of this document (a) the
Borrowers have all requisite authority and power to execute, deliver and perform their respective obligations under this document, which execution, delivery, and performance have been duly authorized by all necessary corporate action in the case of the corporate Borrower, require no action by or filing with any governmental authority, do not violate any of the corporate Borrower's organizational documents or violate any law applicable to any of the Borrowers or any material agreement to which they or their assets are bound, (b) upon execution and delivery by all parties to it, this document will constitute the
Borrowers' legal and binding obligation, enforceable against each of them in accordance with this document's terms except as that enforceability may be limited by debtor relief laws and general principles of equity, (c) all other representations and warranties in the Agreement, the Note and the Modification
Agreement are true and correct in all material respects except to the extent that any of them speak to a different specific date, and (d) no Default or Event of Default exists.

Miscellaneous.  Except as specifically amended and modified in this document,  the Agreement,  the Note and the Modification  Agreement
--------------
are unchanged and continue in full force and effect.

The parties hereto have caused this Extension of and Second Modification to the
Additional Loan Agreement and Additional Loan Note to be duly executed as of the date first written above.

Krupp GP, Inc., a Massachusetts corporation                   Krupp Government Income Trust,
                                                              A Massachusetts business trust
BY:   / s / David C. Quade                                    By: Berkshire Mortgage Advisors
   -----------------------------------------------------
Its:     Executive Vice President                                    Limited Partnership, its Advisor
     --------------------------------------------------

                                                              By: BRF Corporation, its general
  / s / Douglas Krupp                                                partner
------------------------------------------------------------
Douglas Krupp, an individual
                                                              By:  / s / Ronald F. Halpern
                                                                 ------------------------------------------------
                                                                    Name:
                                                                    Title:
  / s / George Krupp
-------------------------------------------------------------
George Krupp, an individual

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Government Income Trust (the
"Trust") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas
Krupp, Chairman of the Board of the Trust, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust as of June 30, 2002 (the last date of the period covered by the Report).

 / s / Douglas Krupp
--------------------------
Douglas Krupp,
Chairman of the Board

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Government Income Trust (the
"Trust") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Robert
A. Barrows, Chief Accounting Officer of the Trust, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
------------------------------
Robert A. Barrows,
Chief Accounting Officer