Form 10-Q
period 2002-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 2002-11-13
CIK 857264

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                         to
                                     -----------------------    ----------------

                      Commission file number          0-19244

                           Krupp Government Income Trust

         Massachusetts                                    04-3089272
(State or other jurisdiction of                (IRS employer identification no.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                     02108
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

Yes  |X|   No   |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  |_|   No   |X|

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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                    --------

                                     ASSETS

                                                                                             September 30,    December 31,
                                                                                                  2002             2001
                                                                                             ------------     ------------
Participating Insured Mortgage Investments:
    ("PIMIs") (Note 2)
    Insured Mortgages                                                                         $32,313,359     $ 50,811,558
    Additional Loans, net of impairment provision of $1,698,811                                 3,871,180        3,871,180
Participating Insured Mortgages ("PIMs") (Note 2)                                              16,981,429       46,416,493
Mortgage-Backed Securities ("MBS") (Note 3)                                                     6,642,922       14,971,348
                                                                                              -----------     ------------

            Total mortgage investments                                                         59,808,890      116,070,579

Cash and cash equivalents                                                                       3,097,467       13,154,231
Interest receivable and other assets                                                              381,919          756,832
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $3,272,246
 and $6,249,229, respectively                                                                     102,715          541,044
Prepaid participation servicing fees, net of
 accumulated amortization of $665,155 and
 $1,999,913, respectively                                                                          81,155          263,455
                                                                                              -----------     ------------

            Total assets                                                                      $63,472,146     $130,786,141
                                                                                              ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                                           $ 2,095,882     $  2,336,154
Other liabilities                                                                                  19,676           20,485
                                                                                              -----------     ------------

            Total liabilities                                                                   2,115,558        2,356,639
                                                                                              -----------     ------------

Shareholders' equity (Note 4)
      Common stock, no par value; 17,510,000
      Shares authorized; 15,053,135 Shares issued and outstanding                              60,917,163      127,850,874

      Accumulated comprehensive income                                                            439,425          578,628
                                                                                              -----------     ------------

            Total Shareholders' equity                                                         61,356,588      128,429,502
                                                                                              -----------     ------------

            Total liabilities and Shareholders' equity                                        $63,472,146     $130,786,141
                                                                                              ===========     ============



                     The accompanying notes are an integral
                       part of the financial statements.

                           KRUPP GOVERNMENT INCOME TRUST

                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                     --------

                                               For the Three Months            For the Nine Months
                                                Ended September 30,            Ended September 30,
                                            -------------------------     ----------------------------
                                                2002          2001            2002             2001
                                            ----------     ----------     -----------      -----------
Revenues:
  Interest income - PIMs and PIMIs:
      Basic interest                        $  955,937     $1,913,349     $ 3,576,455      $ 6,032,783
      Additional Loan interest (Note 5)         80,090        320,218         240,272          692,095
      Participation interest (Note 5)               --      3,431,594       1,964,251        3,683,444
  Interest income - MBS                        380,510        308,148       1,124,224          951,691
  Interest income - cash and
    cash equivalents                            44,047         86,153         134,616          226,332
                                            ----------     ----------     -----------      -----------

          Total revenues                     1,460,584      6,059,462       7,039,818       11,586,345
                                            ----------     ----------     -----------      -----------

Expenses:
  Asset management fee to an affiliate         119,057        229,205         446,682          722,874
  Expense reimbursements to affiliates          55,377         65,532         147,565          177,572
  Amortization of prepaid
   fees and expenses                            95,679        257,433         620,629          772,301
  General and administrative                   133,780        146,756         353,073          367,496
                                            ----------     ----------     -----------      -----------

          Total expenses                       403,893        698,926       1,567,949        2,040,243
                                            ----------     ----------     -----------      -----------

Net income                                   1,056,691      5,360,536       5,471,869        9,546,102

Other comprehensive income:

    Net change in unrealized
      gain on MBS                               43,027        136,497        (139,203)         207,222
                                            ----------     ----------     -----------      -----------

Total comprehensive income                  $1,099,718     $5,497,033     $ 5,332,666      $ 9,753,324
                                            ==========     ==========     ===========      ===========

Basic earnings per Share                    $      .07     $      .35     $       .36      $       .63
                                            ==========     ==========     ===========      ===========


Weighted average Shares outstanding         15,053,135                    15,053,135
                                            ==========                    ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                    --------

                                                                            For the Nine Months
                                                                             Ended September 30,
                                                                      --------------------------------
                                                                           2002               2001
                                                                      -------------      ------------
Operating activities:
  Net income                                                           $  5,471,869      $  9,546,102
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of (discounts) and premiums                              (174,940)              438
     Amortization of prepaid fees and expenses                              620,629           772,301
     Changes in assets and liabilities:
       Decrease in interest receivable and other assets                     374,913           308,046
       Decrease in deferred income on Additional Loans                     (240,272)         (441,847)
       Increase (decrease) in other liabilities                                (809)          298,769
                                                                       ------------      ------------

               Net cash provided by operating activities                  6,051,390        10,483,809
                                                                       ------------      ------------

Investing activities:
   Principal collections on MBS                                           8,364,163         1,237,910
   Principal collections on PIMs and Insured Mortgages                   47,933,263         9,210,587
   Principal collections on Additional Loans                                     --         1,924,649
                                                                       ------------      ------------

               Net cash provided by investing activities                 56,297,426        12,373,146
                                                                       ------------      ------------

Financing activity:
   Dividends                                                            (72,405,580)      (21,676,515)
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                    (10,056,764)        1,180,440

Cash and cash equivalents, beginning of period                           13,154,231         5,359,041
                                                                       ------------      ------------

Cash and cash equivalents, end of period                               $  3,097,467      $  6,539,481
                                                                       ============      ============

Non cash activities:
  Increase (decrease) in fair value of MBS                             $   (139,203)     $    207,222
                                                                       ============      ============

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

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

    In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

    The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.  PIMs and PIMIs

    At September 30, 2002, the Trust's PIMs and PIMIs, including Additional Loans, had a fair value of $56,429,635 and gross unrealized gains of $3,263,667. Fair value assumes that the insured first mortgage and the GNMA MBS backed by an insured first mortgage could be sold at prices equal to the amounts being realized by MBS with similar interest rates. Fair value includes the current carrying value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2002 to 2034. At September 30, 2002, there are no insured mortgage loans within the Trust's portfolio that are delinquent of principal or interest.

    Lifestyle and Mountain View have been adversely affected by their competitive rental housing markets. Based on the Advisor's analysis of market conditions and property operations, the Trust maintains a valuation allowance of $1,032,272 for Mountain View and $666,539 for Lifestyles.

    On July 25, 2002, the Trust received $13,676,641 representing the principal proceeds on the first mortgage loan from the Lincoln Green Apartments PIM. On June 28, 2002, the Trust received a prepayment of the Lincoln Green Apartments Subordinated Promissory Note. The Trust received $725,000 of Shared Appreciation Interest and $278,785 of Shared Income Interest and Minimum Additional Interest On August 28, 2002, the Trust paid a special dividend of $0.99 per share from the proceeds of the Lincoln Green Apartments PIM prepayment.

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                    --------

3.  MBS

    At September 30, 2002, the Trust's MBS portfolio had an amortized cost of $6,203,497 and unrealized gains of $439,425. The portfolio has maturities ranging from 2008 to 2032.

    On August 27, 2002, the Trust received $4,856,759 representing the principal proceeds on the first mortgage loan from the Rosemont Apartments MBS. In addition, the Trust received a prepayment premium of $194,270 from this payoff. On September 12, 2002, the Trust paid a special dividend of $0.34 per share from the proceeds of the Rosemont Apartments MBS prepayment.

    On May 15, 2002, the Trust received $2,487,447 representing the principal proceeds on the first mortgage loan from the Parkwest Apartments MBS. In addition, the Trust received a prepayment premium of $49,749 from this payoff. On June 19, 2002, the Trust paid a special dividend of $0.17 per share from the proceeds of the Parkwest Apartments MBS prepayment.

4.  Changes in Shareholders' Equity

    A summary of changes in shareholders' equity for the nine months ended September 30, 2002 is as follows:

                                          Total                        Accumulated
                                         Common          Retained     Comprehensive     Shareholders'
                                          Stock          Earnings        Income            Equity
                                     -------------      ----------     -----------      -------------
Balance at December 31, 2001         $ 127,850,874      $       --     $   578,628      $ 128,429,502

Net income                                      --       5,471,869              --          5,471,869

Dividends                              (66,933,711)     (5,471,869)             --        (72,405,580)

Change in unrealized gain on MBS                --              --        (139,203)          (139,203)
                                     -------------      ----------     -----------      -------------

Balance at September 30, 2002        $  60,917,163      $       --     $   439,425      $  61,356,588
                                     =============      ==========     ===========      =============

5.  Related Party Transactions

    The Trust received $69,129 of Additional Loan Interest during the three months ended September 30, 2001 from an affiliate of the Advisor. The Trust also received participation interest of $3,380,383 from an affiliate of the Advisor during the three months ended September 30, 2001.

    The Trust received $155,738 of Additional Loan Interest during the nine months ended September 30, 2001 from an affiliate of the Advisor. The Trust also received participation interest of $3,431,133 from an affiliate of the Advisor during the nine months ended September 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2001 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2002, the Trust had liquidity consisting of cash and cash equivalents, of approximately $3.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity are quarterly dividends paid to investors of approximately $2.6 million and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses, the principal collections received on PIMs, PIMIs and MBS and cash reserves. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $.17 per Share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special dividend. The Advisor made a recommendation to the Trustees at the November Board Meeting to reduce the dividend rate from $0.17 per share to $0.06 per share effective with the February 2003 dividend. The Trustees approved the recommendation to reduce the dividend rate.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or GNMA MBS backed by an insured first mortgage portion of a PIM or PIMI, the Trust's investments in PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying properties. However, these payments and collection of the Additional Loan principal are neither guaranteed nor insured and depend upon the successful operations of the underlying properties.

On August 27, 2002, the Trust received $4,856,759 representing the principal proceeds on the first mortgage loan from the Rosemont Apartments MBS. In addition, the Trust received a prepayment premium of $194,270 from this payoff. On September 12, 2002, the Trust paid a special dividend of $0.34 per share from the proceeds of the Rosemont Apartments MBS prepayment.

On July 25, 2002, the Trust received $13,676,641 representing the principal proceeds on the first mortgage loan from the Lincoln Green Apartments PIM. On June 28, 2002, the Trust received a prepayment of the Lincoln Green Apartments Subordinated Promissory Note. The Trust received $725,000 of Shared Appreciation Interest and $278,785 of Shared Income Interest and Minimum Additional Interest. On August 28, 2002, the Trust paid a special dividend of $0.99 per share from the proceeds of the Lincoln Green Apartments PIM prepayment

On May 15, 2002, the Trust received $8,884,123 representing the principal proceeds on the first mortgage loan from the River View Apartments PIM. In addition, the Trust received a prepayment premium of $88,841 from the payoff. On June 4, 2002, the Trust paid a special dividend of $0.61 per share from the proceeds of the River View Apartments PIM prepayment.

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

The three remaining PIMI investments all operate under workout agreements with the Trust. Those agreements have modified the borrowers' obligations to make Additional Loan interest payments, regardless of whether the property generated sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. For the period ending December 31, 2001, Mountain View did not generate any Surplus Cash. Consequently, the Trust will not receive any Additional Loan interest from the Mountain View PIMI during 2002. For the period ending January 31, 2002, Lifestyles did generate approximately $60,000 of Surplus Cash. The borrower asked and the Trust agreed to permit the use of all Surplus Cash to fund various capital projects at the property. For the period ending December 31, 2001, Windward Lakes did generate approximately $215,000 of Surplus Cash. The borrower asked and the Trust agreed to permit the use of all Surplus Cash to fund a portion of a major roof replacement project at the property. Consequently, the Trust will not receive any Additional Loan interest from the Windward Lakes PIMI during 2002. Beginning in 2002, the Trust has amortized and recognized Additional Loan income previously deferred with respect to Windward Lakes since the property generated Surplus Cash during 2001.

Windward Lakes' operating results deteriorated during 1995 and 1996, and in early 1997 the independent Trustees approved a workout with the borrower of the Windward Lakes PIMI, an affiliate of the Advisor of the Trust. In the workout, the Trust agreed to reduce the effective basic interest rate on the insured first mortgage by 2% per annum for 1997 and 1% per annum for 1998, 1999 and 2000. The borrower made an equity contribution of $133,036 to the property and agreed to cap the annual management fee paid to an affiliate at 3% of revenues. The Trust's participation in current operations is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash. Any unpaid Additional Loan interest accrues at 7.5% per annum. When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower's equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI. The Additional Loan was scheduled to mature in July of 2002. However, the Advisor granted two extensions with the most recent extension providing for a maturity date on the Additional Loan of December 31, 2002. These extensions gave the Borrower additional time to submit a more comprehensive proposal regarding a longer term extension of the maturity date. The Advisor reviewed this proposal (described below), submitted its recommendation to the Board of Trustees at the Trustees meeting on November 7, 2002 and the Board accepted the proposal.

The proposal is for the Trust to agree to extend the maturity date of the Additional Loan to December 31, 2003. In return, the borrower agrees to either of the following by December 31, 2002: (i) paying a fee of 2% of the amount of the Additional Loan ($2,471,294) plus the amount of the interest rebate from the first workout (approximately $684,000); or (ii) modify the Participating Appreciation Interest provision under the Subordinated Promissory Note. Under the second option, an appraisal of the property will take place prior to December 31, 2002 to determine the floor value for the Participating Appreciation Interest provision if the property is refinanced. If the property is sold to an unrelated third party prior to July 1, 2003, the floor will continue to be the value of the property upon sale. Under either scenario, the call provision in the Subordinated Promissory Note will be reduced from 12 months to 6 months.

In May 1998, the borrower on the Lifestyles PIMI defaulted on its debt service payment on the insured first mortgage. Subsequently, the Trust agreed to a new workout that runs through 2007. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until 2007. An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction. The borrower made a $550,000 equity contribution, which was escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property. The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping. Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower. When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%. The borrower's new equity and the reduction in the effective interest rate on the insured first mortgage provided funds for repairs and improvements. As a result of the performance of the property, the Trust had initially established a valuation allowance of $1,130,346 on the Additional Loan in 1998. During 2001, the Trust received a payment of $118,968 which was recorded as a reduction in the principal balance of the Additional Loan and related impairment provision. Based on improved market conditions and property operations, the Trust further reduced the impairment provision by $344,839 in the fourth quarter of 2001.

During 2002, operating results at Lifestyles have deteriorated as occupancy and rental rate income have dropped. Physical occupancy through the end of the third quarter of 2002 has been in the mid 80% range, but free rent concessions have dropped the economic occupancy to the 80% range. The Tampa economy has been stuck in recession. There has been significant job loss in the area, which has affected some residents who lived at the property. Occupancy also has suffered on account of an active single-family housing market. A construction boom in new homes, the highest level since the late 1980's, coupled with low interest rates has created opportunities for renters to become homeowners as the incremental cost has dropped. The physical condition of the property has suffered as well as wood stairways and balcony railings have deteriorated. The borrower has undertaken the project of replacing all of the balcony railings by advancing funds to cover the cost. Replacement of the exterior staircases and how to fund the cost, a much larger undertaking, is still under consideration by the borrower. As a result of the factors described above, the Trust maintains a valuation allowance of $666,539.

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

During 2002, operating results at Mountain View have deteriorated. Both a fire at the property in early 2001 and soft market conditions has affected occupancy and rental rate income. A building with 20 three-bedroom apartments was out of service for 18 months as a result of a fire. All construction work was completed in mid-2002, with insurance proceeds covering the total cost of the restoration. A portion of the lost rent was covered by insurance as well. Occupancy in the remaining units has been affected by local economic conditions. Layoffs and business reorganizations at various nearby facilities have resulted in some lost occupancy at Mountain View: one of the most common reasons residents cite for leaving the property is for a job transfer. The other major reason is for a home purchase. These factors have made the rental market much more competitive for apartments owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income is down this year. At the same time, both insurance costs and real estate taxes have increased dramatically, further deteriorating operating results. As a result of the factors described above, the Trust maintains a valuation allowance of $1,032,272.

Each of the above restructurings were to interest rate levels that were at the then prevailing rate for similar instruments.

During the third quarter, the borrower on the Mill Pond I PIM notified the Advisor of its intention to refinance the property. This transaction would require a payoff of the Insured Mortgage as well as all amounts that would be due to the Trust under the PIM loan documents. An independent appraisal firm has been contracted to appraise the property's value to determine whether there has been a sufficient increase in value for the Trust to earn any participation interest Currently, the borrower's expectation is that the transaction will occur late in the fourth quarter.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan principal and interest or participation interest will depend on factors over which the Trust has little or no control over.

There are contractual restrictions on the repayment of the PIMs and PIMIs. During the first five years of the investment, borrowers were prohibited from repayment. During the second five years, the PIM borrowers can prepay the insured first mortgage by paying the greater of a prepayment premium or the participation due at the time of the prepayment. Similarly, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying the Preferred Return obligation. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIM or PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. If the call feature is exercised then the insurance feature of the loan would be canceled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on the Additional Loans. The Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. Consummation of a transaction could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust, or a cash payment made to the Trust from Surplus Cash relative to the participation feature.

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

Results of Operations

Net income of the Trust decreased for the three months ended September 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on PIMs and PIMIs, additional loan interest and participation income. These were partially offset by an increase in interest income on MBS and decreases in asset management fees and amortization expense. Basic interest income on PIMs and PIMIs decreased due to the payoffs of the Lincoln Green Apartments, Waterford Apartments and River View Apartments PIMs in 2002 and the Red Run PIMIs in January 2002. Additional loan interest decreased due to the payoff of the Red Run PIMIs net of the recognition of deferred revenue from the Windward Lakes PIMI beginning in 2002. Participation income was greater in 2001 due to the Season's PIMI payoff in July of 2001. Interest income on MBS increased due to the accelerated recognition of the Rosemont Apartments MBS purchase discount as income upon the prepayment of the MBS and receipt of a prepayment premium in August 2002. Asset management fees decreased due to the decline in the Trust's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Lincoln Green Apartments PIM, River View Apartments PIM, Waterford Apartments PIM and Red Run PIMI payoffs and the full recognition of prepaid fees and expenses associated with the Lifestyles PIMI.

Net income of the Trust decreased for the nine months ended September 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on PIMs and PIMIs, additional loan interest and participation income. These were partially offset by a decrease in asset management fees. Basic interest income on PIMs and PIMIs decreased due to the payoffs of the Lincoln Green Apartments, River View Apartments and Waterford Apartments PIMs in 2002 and the Red Run and Season's PIMIs in January 2002 and July 2001, respectively. Additional loan interest decreased due to the payoffs of the Red Run and Season's PIMIs net of the recognition of deferred revenue from the Windward Lakes PIMI beginning in 2002. Participation income decreased due to the collections from the Lincoln Green Apartments, River View Apartments and Waterford Apartments payoffs in 2002 were less than the collections from the Season's PIMI payoff in 2001. Asset management fees decreased due to the decline in the Trust's asset base as a result of principal collections and prepayments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), GNMA or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Collection of the principal and interest of the Additional Loans and interest on the participation features have similar risks as those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be effected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws, and other circumstances over which the Trust may have little or no control.

The Trust included in cash and cash equivalents approximately $2.8 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. As such, decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value for any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Chairman of the Board and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Chairman of the Board and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION

                                   -----------


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          (10.1) Extension of and Third Modification to the Additional Loan Agreement and Additional Loan Note, dated September 1, 2002, between George Krupp, an individual, Douglas Krupp, an individual and Krupp GP, Inc., a Massachusetts corporation (collectively, the "Borrowers") and Krupp Government Income Trust, a Massachusetts business trust (the "Holder").

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

                                      Krupp Government Income Trust
                                             (Registrant)


                                 BY:  /s/ Robert A. Barrows
                                      ------------------------------------------
                                      Robert A. Barrows
                                      Treasurer and Chief Accounting Officer
                                      of Krupp Government Income Trust

DATE: November 11, 2002

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002



                                /s/ Douglas Krupp
                           --------------------------
                                  Douglas Krupp
                              Chairman of the Board

Certifications

I, Robert A. Barrows, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002



                              /s/ Robert A. Barrows
                          -----------------------------
                                Robert A. Barrows
                            Chief Accounting Officer