Form 10-K/A
period 2001-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 2003-01-07
CIK 857264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to _____________

           Commission file number 0-19244

                          Krupp Government Income Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                  04-3089272
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    One Beacon Street, Boston, Massachusetts               02108
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066 Securities registered pursuant to Section 12(b) of the Act:

           Title                            Name of Exchange On Which Registered
-----------------------------               ------------------------------------
SHARES OF BENEFICIAL INTEREST                 NONE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes  / /    No  /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

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

The Trust anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Trust's cash flow should be insufficient to meet the Trust's operating expenses and liabilities, it will be necessary for the Trust to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Trust may pledge mortgages as security for any permitted borrowing.

The Trust may not borrow funds in connection with the acquisition or origination of mortgages. However, it may borrow funds to meet working capital requirements of the Trust. In this event, the Trust may borrow funds from third parties on a short-term basis. The declaration of trust limits the amount that may be borrowed by the Trust. Borrowing agreements between the Trust and a lender may also restrict the amount of indebtedness that the Trust may incur. The declaration of trust prohibits the Trust from issuing debt securities to institutional lenders and banks, and the Trust may not issue debt securities to the public except in some circumstances. The Trust, under some circumstances, may borrow funds from the advisor, a trustee or an affiliate of the Trust or any trustee. However, a majority of the independent trustees, not otherwise interested in such transaction, must approve the transaction as being fair, competitive and commercially reasonable and no less favorable to the Trust than loans between unaffiliated lenders and borrowers under the same circumstances. The Trust has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms. However, this program allows for a call option at any time after ten years, upon one year's notice. The Fannie Mae Delegated Underwriting and Servicing program provides for loans with seven, ten or 15 year terms and an amortization period of 35 years. The subordinated promissory notes and subordinated mortgages that secure the participation feature of the insured mortgages and PIMs and the notes that evidence the additional loans provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date.

From time to time, the Trust expects that it may realize the principal and participation in residual value, if any, of its mortgages before maturity. It is expected that the mortgages will be repaid after a period of ownership of approximately ten years from the dates of the closings of the permanent loans. Realization of the value of mortgages may, however, be made at an earlier or later date.

The Trust will not underwrite securities of other issuers, offer securities in exchange for property or invest in securities of other issuers for the purpose of exercising control and has not engaged in any of these actives during the past. The declaration of trust does not permit the Trust to issue senior securities. The Trust has not repurchased or reacquired any of its shares from shareholders in the past. The Trust may not make loans to the advisor, any trustee, any affiliate of the advisor or any trustee or any other person, other than mortgage investments of the type described above. The Trust has not made any loans other than mortgage investments during the past.

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

                                         (Amounts in thousands, except for per Share amounts)

                                  2001           2000           1999            1998             1997
                               ----------     ----------     ----------      ----------       ----------
Total revenues                 $   18,532     $   11,076     $   15,632      $   21,922       $   17,618

Net income                     $   15,972     $    8,429     $   12,317      $   14,836       $   12,899

Net income per Share           $     1.06     $      .56     $      .82      $      .99       $      .86

Weighted average Shares
 outstanding                       15,053         15,053         15,053          15,053           15,053
Total assets at
 December 31                   $  130,786     $  140,131     $  142,096      $  171,422       $  221,779

Average dividends
 per Share                     $     1.61     $      .68     $     2.60      $     4.16       $     2.22

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

Each of the above restructurings were to interest rate levels that were at the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring.

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

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal. Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

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

The Trust has the option to call certain PIMs and all the PIMIs by accelerating their maturity. If the call feature is exercised for the whole PIM or PIMI then the insurance feature of the loan will be canceled. Therefore, the Advisor will determine the merits of exercising the call option for each PIM and PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

CRITICAL ACCOUNTING POLICIES

The Trust's critical accounting policies relate primarily to revenue recognition related to the participation features of the Trust's PIM and PIMI investments as well as the recognition of deferred interest income on the Additional Loans. The Trust's policies are as follows:

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The
Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Trust's investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, FHLMC, GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

INTEREST RATE RISK

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Trust's PIMs, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                                      Expected maturity dates ($ in thousands)
                              ------------------------------------------------------------------------------------------------
                                                                                                    Total
                                2002       2003       2004       2005      2006     Thereafter    Face Value     Fair Value(1)
                              ------------------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                           $    900   $    744   $    621  $     524  $   448    $   11,354    $    14,591     $   15,299
WAIR                              8.17%      8.17%      8.17%      8.17%    8.17%         8.17%          8.17%

PIMS                            29,467        133        144        157      170        16,345         46,416         47,803
WAIR                              8.07%      8.07%      8.07%      8.07%    8.07%         8.07%          7.67%

PIMIS                           18,556        245        266        290      315        31,140         50,812         51,828
WAIR                              7.59%      7.59%      7.59%      7.94%    7.94%         7.94%          7.69%

Additional Loans                 2.471      1,400          -          -        -         1,818          5,689          3,871
WAIR                              4.98%      3.05%         0%         0%       0%            0%          4.98%
                              --------   --------   --------   --------  -------    ----------    -----------     ----------

Total Interest-
Sensitive Assets              $ 51,394   $  2,522   $  1,031   $    971  $   933    $   60,657    $   117,508     $  118,801
                              ========   ========   ========   ========  =======    ==========    ===========     ==========

(1) The methodology used by the Trust to estimate the fair value of each class of financial instrument is described in Note J to the Trust's financial statements presented in Appendix A to this report. As described in that note, the Trust does not include an estimate of value for the participation interest associated with its PIM and PIMI investments.

OPERATIONS

The following discussion relates to the operations of the Trust during the years ended December 31, 2001, 2000 and 1999. Dollars are stated in thousands, except for per Share amounts.

                                                            Years Ended December 31,
                                         ---------------------------------------------------------------
                                           2001                  2000                  1999
                                         ---------------------------------------------------------------
                                           Per                   Per                   Per
                                          Amount     Share      Amount      Share     Amount     Share
                                         --------   --------   --------   --------   --------   --------
Interest income on PIMs
  and PIMIs:
    Basic interest                       $  7,901   $    .52   $  8,087   $    .54   $  8,789   $    .58
    Additional Loan interest                1,515        .10        744        .05      2,535        .18
    Participation interest                  7,603        .51        505        .03      2,269        .15
Interest income on MBS                      1,251        .08      1,376        .09      1,531        .10
Interest income on cash
  and cash equivalents                        262        .02        365        .02        508        .03
Trust expenses                             (1,671)      (.11)    (1,618)      (.10)    (1,595)      (.11)
Amortization of prepaid
  fees and expenses                        (1,353)      (.09)    (1,030)      (.07)    (1,672)      (.11)
Reduction of (provision for) impaired
  Additional Loans                            464        .03          -          -        (48)         -
                                         --------   --------   --------   --------   --------   --------

Net income                               $ 15,972   $   1.06   $  8,429   $    .56   $ 12,317   $    .82
                                         ========   ========   ========   ========   ========   ========

Weighted average Shares outstanding          15,053,135             15,053,135            15,053,135
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

                                    Position with Krupp                          Date of            Term
             Name and Age           Government Income Trust                      Election           Expires
       ---------------------------  ------------------------------------------   ---------------    ---------
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

* Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

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

Class of       Name of Beneficial      Amount and Nature of    Percent
 Stock               Owner             Beneficial Interest     of Class
----------     -------------------     --------------------    --------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust's actual and committed invested assets payable quarterly. During 2001, the Advisor received $950,966 related to the Asset Management Fee.

The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. During 2001, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the Advisor, received a total of $255,142 in reimbursements.

During the year ended December 31, 2001, the Trust received interest collections on the Seasons Additional Loan of $155,738. In addition, the Trust received $3,431,133 in 2001 related to Participating Interest Income on the Seasons
PIMI. Maryland Associates Limited Partnership was the owner of the Seasons.
The Krupp Company Limited Partnership-IV, the general partner of Maryland Associates Limited Partnership, is an affiliate of the Advisor.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (99)   Other:

            (99.1)  Chairman of the Board Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

            (99.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanex-Oxley Act of 2002.+

     * Incorporated by reference
     + Filed herein

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.

                                  KRUPP GOVERNMENT INCOME TRUST

                              By: /s/ Douglas Krupp
                                  -----------------
                                  Douglas Krupp, Chairman of Board of Trustees
                                  and a Trustee of Krupp Government Income Trust

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

        SIGNATURES                                 TITLE(S)

 /s/ Douglas Krupp                    Chairman of Board of Trustees and a
----------------------------          Trustee of Krupp Government Income Trust
Douglas Krupp


 /s/ Robert A. Barrows                Treasurer of Krupp Government Income Trust
----------------------------
Robert A. Barrows


 /s/ Charles N. Goldberg              Trustee of Krupp Government Income Trust
----------------------------
Charles N. Goldberg


 /s/ J. Paul Finnegan                 Trustee of Krupp Government Income Trust
----------------------------
J. Paul Finnegan


 /s/ Stephen Puleo                    Trustee of Krupp Government Income Trust
----------------------------
Stephen Puleo

CERTIFICATIONS

I, Douglas Krupp, certify that:

1. I have reviewed this Annual report on Form 10-K/A of Krupp Government Income Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 7, 2003


                                           /s/ Douglas Krupp
                                         ---------------------
                                             Douglas Krupp
                                         Chairman of the Board

CERTIFICATIONS

I, Robert A. Barrows, certify that:

1. I have reviewed this annual report on Form 10-K/A of Krupp Government Income Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: January 7, 2003


                                           /s/ Robert A. Barrows
                                         ------------------------
                                             Robert A. Barrows
                                         Chief Accounting Officer

                                   APPENDIX A

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------


                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                          KRUPP GOVERNMENT INCOME TRUST

         INDEX TO FINANCIAL STATEMENTS, SCHEDULE AND SUPPLEMENTARY DATA

                                   ----------

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

                                   ----------

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


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2002

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                   ----------

                                                                                    2001                2000
                                                                                -------------      -------------
                                     ASSETS

Participating Insured Mortgage Investments ("PIMIs") (Notes B, C and J):
    Insured Mortgages                                                           $  50,811,558      $  59,752,085
    Additional Loans, net of impairment provision of $1,698,811 and
     $2,162,618, respectively                                                       3,871,180          8,350,990
    Participating Insured Mortgages ("PIMs")
     (Notes B, D and J)                                                            46,416,493         46,892,234
Mortgage-Backed Securities and insured
 mortgage loan ("MBS") (Notes B, E and J)                                          14,971,348         16,536,498
                                                                                -------------      -------------

        Total mortgage investments                                                116,070,579        131,531,807

Cash and cash equivalents (Notes B and J)                                          13,154,231          5,359,041
Interest receivable and other assets                                                  756,832          1,082,412
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $6,249,229
 and $6,841,714, respectively (Note B)                                                541,044          1,491,747
Prepaid participation servicing fees, net of
 accumulated amortization of $1,999,913
 and $2,112,209, respectively (Note B)                                                263,455            665,540
                                                                                -------------      -------------

        Total assets                                                            $ 130,786,141      $ 140,130,547
                                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans (Note B)                                    $   2,336,154      $   3,550,485
Other liabilities                                                                      20,485             20,980
                                                                                -------------      -------------

        Total liabilities                                                           2,356,639          3,571,465
                                                                                -------------      -------------

Commitments (Note H)

Shareholders' equity (Notes A, F, H and K):
     Common stock, no par value; 17,510,000
     Shares authorized; 15,053,135 Shares
     issued and outstanding                                                       127,850,874        136,114,206

     Accumulated comprehensive income (Note B)                                        578,628            444,876
                                                                                -------------      -------------

        Total Shareholders' equity                                                128,429,502        136,559,082
                                                                                -------------      -------------

        Total liabilities and Shareholders'
          equity                                                                $ 130,786,141      $ 140,130,547
                                                                                =============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                 2001                 2000                 1999
                                                            --------------        -------------         ------------
Revenues:
    Interest income - PIMs and PIMIs:
      Basic interest                                        $    7,901,086        $   8,086,930         $  8,789,439
      Additional Loan Interest                                   1,515,330              744,080            2,534,790
      Participation interest                                     7,602,737              504,612            2,268,505
    Interest income - MBS                                        1,251,710            1,375,643            1,531,351
    Interest income - cash and cash
       equivalents                                                 261,513              364,803              508,144
                                                            --------------        -------------         ------------

             Total revenues                                     18,532,376           11,076,068           15,632,229
                                                            --------------        -------------         ------------

Expenses:
    Asset management fee to an affiliate (Note G)                  950,966            1,007,651            1,104,431
    Expense reimbursements to affiliates (Note G)                  243,109              256,564              220,657
    Amortization of prepaid fees and expenses (Note B)           1,352,788            1,029,734            1,672,143
    General and administrative (Note G)                            477,102              353,007              269,345
    (Reduction of) provision for impaired mortgage
     loans (Notes B and C)                                        (463,807)                   -               48,272
                                                            --------------        -------------         ------------

             Total expenses                                      2,560,158            2,646,956            3,314,848
                                                            --------------        -------------         ------------

Net income (Note I)                                             15,972,218            8,429,112           12,317,381

Other comprehensive income:
    Net change in unrealized gain
      on MBS                                                       133,752              213,560             (641,460)
                                                            --------------        -------------         ------------

Total comprehensive income                                  $   16,105,970        $   8,642,672         $ 11,675,921
                                                            ==============        =============         ============

Basic earnings per Share                                    $         1.06        $         .56         $        .82
                                                            ==============        =============         ============

Weighted average Shares outstanding                             15,053,135           15,053,135           15,053,135
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

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                                         Accumulated             Total
                                                   Common              Retained         Comprehensive         Shareholders'
                                                   Stock               Earnings            Income                Equity
                                               --------------        -------------      -------------        --------------
Balance at December 31, 1998                   $  164,742,014        $           -      $    872,776         $  165,614,790

Dividends                                         (26,820,787)         (12,317,381)                -            (39,138,168)

Net income                                                  -           12,317,381                 -             12,317,381

Change in unrealized gain
     on MBS                                                 -                    -          (641,460)              (641,460)
                                               --------------        -------------      ------------         --------------

Balance at December 31, 1999                      137,921,227                    -           231,316            138,152,543

Dividends                                          (1,807,021)          (8,429,112)                -            (10,236,133)

Net income                                                  -            8,429,112                 -              8,429,112

Change in unrealized gain
     on MBS                                                 -                    -           213,560                213,560
                                               --------------        -------------      ------------         --------------

Balance at December 31, 2000                      136,114,206                    -           444,876            136,559,082

Dividends                                          (8,263,332)         (15,972,218)                -            (24,235,550)

Net income                                                  -           15,972,218                 -             15,972,218

Change in unrealized gain
     on MBS                                                 -                    -           133,752                133,752
                                               --------------        -------------      ------------         --------------

Balance at December 31, 2001                   $  127,850,874        $           -      $    578,628         $  128,429,502
                                               ==============        =============      ============         ==============

Shares issued and outstanding for each of the three years ended December 31, are 15,053,135

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                               2001                2000                   1999
                                                                          --------------       -------------         -------------
Operating activities:
   Net income                                                             $   15,972,218       $   8,429,112         $  12,317,381
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of (discounts) and premiums                                      (110)             (2,202)                3,044
      (Reduction of) provision for impaired mortgage loans                      (463,807)                  -                48,272
      Amortization of prepaid fees and expenses                                1,352,788           1,029,734             1,672,143
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable and other assets             325,580            (108,921)               83,874
         Decrease in deferred income on Additional Loans                      (1,214,331)           (367,536)           (1,855,648)
         Decrease in other liabilities                                              (495)             (4,045)               (8,205)
                                                                          --------------       -------------         -------------

Net cash provided by operating activities                                     15,971,843           8,976,142            12,260,861
                                                                          --------------       -------------         -------------
Investing activities:
    Principal collections on PIMs and Insured Mortgages                        9,416,268             816,846            15,662,878
    Principal collections on MBS                                               1,699,012           1,174,687             3,992,931
    Additional Loan prepayments                                                4,943,617                   -             2,844,600
                                                                          --------------       -------------         -------------

Net cash provided by investing activities                                     16,058,897           1,991,533            22,500,409
                                                                          --------------       -------------         -------------

Financing activity:
    Dividends                                                                (24,235,550)        (10,236,133)          (39,138,168)
                                                                          --------------       -------------         -------------

Net increase (decrease) in cash and cash equivalents                           7,795,190             731,542            (4,376,898)

Cash and cash equivalents, beginning of year                                   5,359,041           4,627,499             9,004,397
                                                                          --------------       -------------         -------------

Cash and cash equivalents, end of year                                    $   13,154,231       $   5,359,041         $   4,627,499
                                                                          ==============       =============         =============
Non cash activities:
    Increase (decrease) in Fair Value of MBS                              $      133,752       $     213,560         $    (641,460)
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

     MBS

     The Trust, in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as the Trust expects that a portion of the MBS portfolio will remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio . As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     The Federal Housing Administration ("FHA") insured mortgage is carried at amortized cost. The Trust holds this loan at amortized cost since it is fully insured by FHA.

     PIMs AND PIMIs

     The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115 under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.

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

     Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development ("HUD") Insured Mortgage loan (less the servicer's fee) or the coupon rate of the Government National Mortgage Association ("GNMA") or Fannie Mae MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

B.   SIGNIFICANT ACCOUNTING POLICIES, continued

     PIMs AND PIMIs, continued

     from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI's generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

     The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan. The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

     IMPAIRED MORTGAGE LOANS

     Impaired loans are those Additional Loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs. The Trust measures impairment on these loans quarterly. Interest received on the impaired loans is applied against the loan principal.

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

     INCOME TAXES

     The Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and believes it will continue to meet all such qualifications. Accordingly, the Trust will not be subject to federal income taxes on amounts distributed to shareholders provided it distributes annually at least 90% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. Therefore, no provision for federal income taxes has been recorded in the financial statements.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

B.   SIGNIFICANT ACCOUNTING POLICIES, continued

     ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in accordance with the GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Significant estimates include the net carrying value of Additional Loans and the unrealized gains on MBS investments. Actual results could differ from those estimates.

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

C.   PIMIs, Continued

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

     The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership ("MALP"), which is an affiliate of the Adviser, to an affiliate of MALP's general partner. Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser. The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal. Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales and experience in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

C.   PIMIs, Continued

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

          The Trust's investments in PIMIs consist of the following at December 31, 2001 and 2000:

                                                                                             Balance Outstanding
                              Original       Approximate                                       At December 31,
                                Loan           Monthly      Interest       Maturity     -----------------------------
  Insured Mortgage             Amount         Payments        Rate           Date           2001            2000
--------------------        -------------   --------------  --------      ----------    ------------    -------------
Lifestyles (GNMA)           $  10,292,394   $       63,000    7.000%(a)   05/01/2032    $  9,837,873    $   9,904,652

Windward (GNMA)                14,000,778          103,000    8.500%(b)   06/01/2032      13,434,399       13,518,840

Mountain View (FHA)             9,547,700           58,000    6.875%(c)   01/01/2034       9,208,461        9,264,428

Red Run (FHA)                  19,019,600          130,000    7.875%      05/01/2034      18,330,825       18,446,243

The Seasons (FHA)               9,075,351                -        -                -               -        8,617,922
                            -------------   --------------                              ------------    -------------

                            $  61,935,823   $      354,000                              $ 50,811,558(d) $  59,752,085
                            =============   ==============                              ============    =============

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

C.   PIMIs, Continued

                                                                                             Base       Preferred
                                         Outstanding Balance               Maturity        Interest     Interest
     Additional Loan                  2001               2000                Date            Rate         Rate
     ---------------              ------------       -------------        ----------       --------     ---------
     Lifestyles(a):
       Due Contractually          $  1,817,665       $   1,817,665        05/14/2007            -          -
       Interest applied               (118,968)                  -
                                  ------------       -------------
       Carrying Value                1,698,697           1,817,665

     Windward(b)                     2,471,294           2,471,294        07/07/2002          7.5%        10%

     Mountain View(c)                1,400,000           1,400,000        09/16/2003          7.0%         -

     Red Run                                 -           2,900,000                 -            -          -

     The Seasons                             -           1,924,649                 -            -          -
                                  ------------       -------------

                                  $  5,569,991(e)    $  10,513,608
                                  ============       =============

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

C.   PIMIs, Continued

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

     The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

                             Recorded                Valuation            Carrying
                               Value                 Allowance             Value
                            -----------             -----------         -----------
Lifestyles                  $ 1,698,697             $   666,539         $ 1,032,158

Mountain View                 1,400,000               1,032,272             367,728
                            -----------             -----------         -----------

Balance at
 December 31, 2001          $ 3,098,697             $ 1,698,811         $ 1,399,886
                            ===========             ===========         ===========

The Trust also has deferred income related to Lifestyles and Mountain View of $687,319 and $367,383, respectively.

  A reconciliation of activity for each of the three years in the period ended
                           December 31, is as follows:

                                                          2001                       2000                    1999
                                                     --------------             --------------          --------------
INSURED MORTGAGES

Balance at beginning of period                       $   59,752,085             $   60,129,492          $   75,386,460

     Insured Mortgage prepayments                        (8,575,180)                         -             (14,861,957)

     Principal collections                                 (365,347)                  (377,407)               (395,011)
                                                     --------------             --------------          --------------

Balance at end of period                             $   50,811,558             $   59,752,085          $   60,129,492
                                                     ==============             ==============          ==============

ADDITIONAL LOANS

Balance at beginning of period                       $    8,350,990             $    8,350,990          $   11,243,862

     Interest received and recognized as
      Additional Loan prepayment                           (118,968)                         -                       -

     Additional Loan prepayments                         (4,824,649)                         -              (2,844,600)

     Adjustment to valuation allowance                      463,807                          -                 (48,272)
                                                     --------------             --------------          --------------

Balance at end of period                             $    3,871,180             $    8,350,990          $    8,350,990
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

                                   ----------

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

D.   PIMs, continued

     The Trust's PIMs consisted of the following at December 31, 2001 and 2000:

                              Original         Approximate                               Balance Outstanding At December 31,
                                Loan             Monthly       Interest      Maturity    ----------------------------------
PIM                            Amount           Payments         Rate          Date            2001               2000
---                         -------------    --------------    --------     ----------     ------------      ------------
River View (GNMA)           $   9,284,877    $       64,500     8.000%      01/15/2033     $  8,905,107      $  8,964,717

Mill Pond (FHA)                 7,812,100            55,200     8.150%      01/01/2033        7,484,720         7,534,451

Waterford (FHA)                 6,935,900            48,800     8.125%      08/01/2032        6,625,742         6,671,434

Rivergreens (FHA)              10,003,000            69,500     8.005%      04/01/2033        9,588,286         9,652,263

Lincoln Green (FNMA)           15,565,000           100,000     6.750%      10/01/2002(a)    13,812,638        14,069,369
                            -------------    --------------                                ------------      ------------

   Total                    $  49,600,877    $      338,000                                $ 46,416,493(b)   $ 46,892,234
                            =============    ==============                                ============      ============

(a) Normal monthly benefit is based on a 30-year amortization. All unpaid principal of approximately $13,583,000 and accrued interest is due at the maturity date.
(b)  The aggregate cost for federal income tax purposes is $46,416,493.

     A reconciliation of activity for each of the three years in the period ended December 31, is as follows:

                                         2001                 2000                  1999
                                     -------------       -------------          -------------
Balance at beginning of period       $  46,892,234       $  47,331,673          $  47,737,583

   Principal collections                  (475,741)           (439,439)              (405,910)
                                     -------------       -------------          -------------

Balance at end of period             $  46,416,493       $  46,892,234          $  47,331,673
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

                                   ----------

E.   MBS

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

                                                                                    Unrealized
              Maturity Date                       Fair Value                        Gain/(loss)
              -------------                     -------------                      -------------
               2002 - 2006                      $           -                      $           -
               2007 - 2011                            102,831                              1,915
               2012 - 2035                         15,195,749                            903,945
                                                -------------                      -------------

                  Total                         $  15,298,580                      $     905,860
                                                =============                      =============

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

I.   FEDERAL INCOME TAXES

     Net income per statement of income                                $ 15,972,218

     Less: Book to tax difference for Additional Loan
             interest income                                             (1,297,027)

     Less: Reduction of provision for impaired mortgage loans              (344,839)

     Less: Book to tax difference for amortization
             of prepaid fees and expenses                                  (648,593)
                                                                       ------------

     Net income for federal income tax purposes                        $ 13,681,759
                                                                       ============

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

J.   FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS, continued

     At December 31, 2001 and 2000, the Trust estimated the fair value of its financial instruments as follows:

                                                                       (amounts in thousands)
                                                                2001                         2000
                                                      ------------------------     ------------------------
                                                        Fair         Carrying        Fair         Carrying
                                                        Value          Value         Value          Value
                                                      ----------     ---------     ----------    ----------
         Cash and cash equivalents                    $   13,154     $  13,154     $    5,359    $    5,359

         MBS                                              15,299        14,971         16,737        16,536

         PIMs and PIMIs:
           PIMs                                           47,803        46,416         46,594        46,892
           Insured mortgages                              51,828        50,812         58,655        59,752
           Additional Loans                                3,871         3,871          8,351         8,351
                                                      ----------     ---------     ----------    ----------

                                                      $  131,955     $ 129,224     $  135,696    $  136,890
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

                          KRUPP GOVERNMENT INCOME TRUST

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   ----------

2001

                                 Balance at       Charged to                           Balance at
                                 beginning         costs and                             end of
Description                      of Period         Expenses        Recoveries            Period
-----------                     -----------       -----------      -----------         -----------
Additional Loan
impairment provision            $ 2,162,618       $         -      $  (463,807)        $ 1,698,811
                                ===========       ===========      ===========         ===========

2000

                                 Balance at       Charged to                           Balance at
                                 beginning         costs and                             end of
Description                      of Period         Expenses        Recoveries            Period
-----------                     -----------       -----------      -----------         -----------
Additional Loan
impairment provision            $ 2,162,618       $         -      $         -         $ 2,162,618
                                ===========       ===========      ===========         ===========

1999

                                 Balance at       Charged to                           Balance at
                                 beginning         costs and                             end of
Description                      of Period         Expenses        Recoveries            Period
-----------                     -----------       -----------      -----------         -----------
Additional Loan
impairment provision            $ 2,114,346       $    48,272      $         -         $ 2,162,618
                                ===========       ===========      ===========         ===========

                          KRUPP GOVERNMENT INCOME TRUST

                               SUPPLEMENTARY DATA
                        SELECTED QUARTERLY FINANCIAL DATA

                                             For the Quarter Ended
                          ----------------------------------------------------------
                           March 31,       June 30,     September 30,    December 31,
                             2001            2001           2001             2001
                          -----------    ------------   -------------    ------------
Total revenues            $ 2,795,745    $  2,731,138    $ 6,059,462     $ 6,946,031
                          ===========    ============    ===========     ===========

Net income                $ 2,140,379    $  2,045,187    $ 5,360,536     $ 6,426,116
                          ===========    ============    ===========     ===========

Earnings per Share        $       .14    $        .14    $       .35     $       .43
                          ===========    ============    ===========     ===========

                                             For the Quarter Ended
                          ----------------------------------------------------------
                           March 31,       June 30,     September 30,    December 31,
                             2001            2001           2001             2001
                          -----------    ------------   -------------    ------------

Total revenues            $ 2,657,314    $  2,660,457    $ 2,697,284     $ 3,061,013
                          ===========    ============    ===========     ===========

Net income                $ 2,027,459    $  1,964,868    $ 1,986,007     $ 2,450,778
                          ===========    ============    ===========     ===========

Earnings per Share        $       .13    $        .14    $       .13     $       .16
                          ===========    ============    ===========     ===========