Form 10-K
period 2002-12-31
KRUPP GOVERNMENT INCOME TRUST
filed 2003-03-31
CIK 857264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-19244

Krupp Government Income Trust
(Exact name of registrant as specified in its charter)

Massachusetts	04-3089272
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts

02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (617) 523-0066

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

Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐  No ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 14-18

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

Krupp Government Income Trust (the “Trust”) was formed on November 1, 1989 by filing a Declaration of Trust in the Commonwealth of Massachusetts.  The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (“the Shares”).  The Trust raised approximately $300 million through a public offering of Shares of beneficial interest and used the proceeds available for investment primarily to acquire participating insured mortgages (“PIMs”), participating insured mortgage investments (“PIMIs”) and mortgage-backed securities (“MBS”).  The Trust considers itself to be engaged in only one industry segment, investment in mortgages.

The Trust has elected to be treated as a real estate investment trust (“REIT”), under the Internal Revenue Code of 1986, as amended.  The Trust shall terminate on December 31, 2029 unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.  See Note A of Notes to Financial Statements included in Appendix A of this report for additional information.

The Trust’s investments in PIMs on multi-family residential properties consist of (1) an insured mortgage loan insured as to principal and basic interest, and (2) a participating mortgage.  The insured mortgages were issued or originated under or in connection with the housing programs of the Federal Housing Administration (“FHA”) under the authority of the Department of Housing and Urban Development (“HUD”).  PIMs provide the Trust with monthly payments of principal and basic interest and may also provide for Trust participation in the current revenue stream and in residual value, if any, from a sale or other realization of the underlying property.  The borrower conveys the participation rights to the Trust through a subordinated promissory note and mortgage.  The participation features are neither insured nor guaranteed.

The PIMIs consist of (1) an insured mortgage issued by Government National Mortgage Association (“GNMA”) or originated under the lending program of the FHA insured as to principal and basic interest, (2) an additional loan (“Additional Loan”) to the borrower or owners of the borrower in excess of mortgage amounts insured or guaranteed under GNMA or FHA programs that increases the Trust’s total financing with respect to that property and (3) a participating mortgage. Additional Loans associated with insured mortgages issued or originated in connection with HUD insured programs cannot, under government regulations, be collateralized by a mortgage on the underlying property.  These Additional Loans are typically collateralized by a security interest satisfactory to Berkshire Mortgage Advisors Limited Partnership (“the Advisor”).  The Additional Loans are neither insured nor guaranteed.  In addition, the participation features related to the participating mortgage are neither insured nor guaranteed. Additional Loans provide the Trust with semi-annual interest payments and may provide additional interest in the future while the participating mortgage provides for Trust participation in the net income and residual value, if any, of the underlying property.

The Trust also has investments in MBS collateralized by single-family and multi-family mortgage loans issued or originated by GNMA, Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Fannie Mae and FHLMC guarantee the principal and basic interest of the Fannie Mae and FHLMC MBS, respectively.  GNMA guarantees the timely payment of principal and interest on its MBS, and HUD insures the pooled mortgage loans underlying the GNMA MBS.

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

The Trust anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements.  To the extent that the Trust’s cash flow should be insufficient to meet the Trust’s operating expenses and liabilities, it will be necessary for the Trust to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing.  The Trust may pledge mortgages as security for any permitted borrowing.

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

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms.  However, this program allows for a call option at any time after ten years, upon one year’s notice.  The subordinated promissory notes and subordinated mortgages that secure the participation feature of the insured mortgages and PIMs and the notes that evidence the Additional Loans provide for acceleration of maturity at the earlier of the sale of the underlying property or the call date.

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

The Trust’s investments are not expected to be subject to seasonal fluctuations, although net income may vary somewhat from quarter to quarter based upon the participation features of its investments.  The requirements for compliance with federal, state and local regulations to date have not materially adversely affected the Trust’s operations, and the Trust anticipates no material adverse effect in the future.

To qualify as a REIT for federal income tax purposes, the Trust made a valid election to be so treated and must continue to satisfy a range of complex requirements including criteria related to its ownership structure, the nature of its assets, the sources of its income and the amount of its dividends to shareholders.  The Trust intends to qualify as a REIT in each year of operation, however, certain factors may have an adverse effect on the Trust’s REIT status.  If for any taxable year, the Trustees and the Advisor determine that any of the asset, income, or dividend tests are not likely to be satisfied, the Trust may be required to borrow money, dispose of mortgages or take other action to avoid loss of REIT status.

Additionally, if the Trust does not qualify as a REIT for any taxable year, it will be subject to federal income tax as if it were a corporation and the shareholders will be taxed as shareholders of a corporation.  If the Trust were taxed as a corporation, the payment of such tax by the Trust would substantially reduce the funds available for dividends to shareholders. To the extent that dividends had been made in anticipation of the Trust’s qualification as a REIT, the Trust might be required to borrow additional funds or to liquidate certain investments in order to pay the applicable tax. Moreover, should the Trust’s election to be taxed as a REIT be terminated or voluntarily revoked, the Trust may not be able to elect to be treated as a REIT for the following five-year period.

As of December 31, 2002, no personnel were directly employed by the Trust.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Trust, any director, officer or affiliate of the Trust is a party to which would have a material effect on the Trust and there are no material pending legal proceedings which any of its investments are subject to.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established public trading market for the Shares.

The number of investors holding Shares as of December 31, 2002 is approximately 10,800.

The Trust has and intends to continue declaring and paying dividends on a quarterly basis.  The Trustees established a dividend rate per Share per quarter of $.17 per Share per quarter for 2002 and 2001.  The Trustees have reduced the dividend rate to $0.06 per share beginning with the February 2003 dividend.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Trust’s financial position and operating results. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8 (Appendix A) of this report, respectively.

	(Amounts in thousands, except for per Share amounts)
	2002	2001	2000	1999	1998

Total revenues	$9,011	$18,532	$11,076	$15,632	$21,922

Net income	$7,782	$15,972	$8,429	$12,317	$14,836

Net income per Share	$0.52	$1.06	$0.56	$0.82	$0.99

Weighted average Shares outstanding	15,053	15,053	15,053	15,053	15,053

Total assets at December 31	$62,521	$130,786	$140,131	$142,096	$171,422

Average dividends per Share	$4.98	$1.61	$0.68	$2.60	$4.16

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Trust’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; the inability of the borrower to meet financial obligations on additional loans; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages  and uninsured losses and potential conflicts of interest between the Trust and its affiliates, including the Advisor.

Liquidity and Capital Resources

At December 31, 2002 the Trust had liquidity, consisting of cash and cash equivalents, of approximately $2.0 million as well as the cash inflows provided by PIMs, PIMIs, MBS, cash and cash equivalents.  The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs.  The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust’s liquidity are quarterly dividends paid to investors of approximately $900,000, and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents net of operating expenses and the principal collections received on PIMs, PIMIs and MBS.  The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows.  The current dividend rate is $0.06 per Share per quarter.  The Trustees, based on the Advisor’s recommendations, generally set a dividend rate that provides for level quarterly dividends.  To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special dividend.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage or GNMA MBS backed by an insured first mortgage portion of a PIM or PIMI, the Trust’s investments in PIMs and PIMIs also may provide additional income through the interest on the Additional Loan portion of the PIMIs as well as participation interest based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying properties.  However, collection of the Additional Loan principal and interest and interest from the participation feature are neither guaranteed nor insured and depend upon the successful operations of the underlying properties.

In addition to participation interest received from PIM and PIMI payoffs discussed below, the Trust also received participation interest based on cash flow generated by property operations from Rivergreens of $63,557 during 2002.

The three remaining PIMI investments all operate under workout agreements with the Trust.  The Mountain View and Windward Lakes agreements have modified the borrowers’ obligations to make Additional Loan interest payments, regardless of whether the property generated sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD, while the Lifestyles agreement eliminated the borrower’s obligation to make Additional Loan interest payments but provides for a sharing of Surplus Cash.  The Trust did not receive any Additional Loan interest or Surplus Cash payments from any of its PIMIs during 2002.  Beginning in 2002, the Trust has recognized Additional Loan income previously deferred with respect to Windward Lakes since the property generated Surplus Cash during 2001.  For the underlying property’s fiscal year ending December 31, 2001, Mountain View did not generate any Surplus Cash.  For the underlying property’s fiscal year ending January 31, 2002, Lifestyles did generate approximately $60,000 of Surplus Cash; however the Lifestyles borrower asked and the Trust agreed to permit the use of all Surplus Cash to fund various capital projects at the property. Therefore, the Trust did not recognize any income related to its share of surplus cash.  For the underlying property’s fiscal year ending December 31, 2001, Windward Lakes did generate approximately $215,000 of Surplus Cash.  The Windward Lakes borrower asked and the Trust agreed to permit the use of all Surplus Cash to fund a portion of a major roof replacement project at the property.

The Trust’s participation in current operations at Windward Lakes is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash.  Any unpaid Additional Loan interest accrues at 7.5% per annum.  When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower’s equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI.

The Windward Lakes Additional Loan was scheduled to mature in July of 2002.  However, the Advisor agreed to extend the maturity date of the Additional Loan to December 31, 2003.  In return, the borrower agreed to modify the Participating Appreciation Interest provision under the Subordinated Promissory Note.  Under this agreement, an appraisal of the property would take place prior to December 31, 2002 to determine the floor value for the Participating Appreciation Interest provision if the property is not sold prior to July 1, 2003.  If the property is sold to an unrelated third party prior to July 1, 2003, the floor will continue to be the value of the property upon sale.  If the property is neither sold nor refinanced but repaid by the borrower prior to July 31, 2003, the floor will be the value determined by the appraisal completed as of December 31, 2002.  In all other situations the Participating Appreciation Interest will be based on the greater of the floor value or the value determined at the time of sale, refinance or payoff.  Under either scenario, the call provision in the Subordinated Promissory Note would be reduced from 12 months to 6 months.  The floor value determined by appraisal is $19,000,000.

In May 1998, the borrower on the Lifestyles PIMI defaulted on its debt service payment on the insured first mortgage.  Subsequently, the Trust agreed to a new workout that runs through 2007.  Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until 2007.  An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction.  In addition, the base interest provision on the Additional Loan was eliminated.  The borrower made a $550,000 equity contribution, which was escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property.  The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping.  Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower.  When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%.  The first two splits would be applied towards the principal repayment of the Additional Loan while any remaining proceeds would be considered participation interest.  The borrower’s new equity and the reduction in the effective interest rate on the insured first mortgage provided funds for repairs and improvements.

The borrower of the Lifestyes PIMI contacted the Advisor regarding a payoff of the Additional Loan principal in full and a purchase of the Ginnie Mae MBS at par.  The Advisor agreed to these payoff terms and the transaction was completed on March 12, 2003.  The Trust received $9,746,038 for the sale of the Ginnie Mae MBS and $1,817,665 for the full payoff of the Additional Loan.  As a result the Trust has reversed the remaining valuation allowance of $666,539 and recognized $343,660 of deferred income on the Lifestyles Additional Loan as Additional Loan Interest in 2002.  The Trust has declared a special dividend of $0.77 per share from the proceeds of the Lifestyles PIMI which will be paid in the first half of 2003.

Mountain View is similar to Lifestyles with respect to competitive market conditions.  In June 1999, the Trust approved a second workout that runs through 2004.  Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until 2004, and to change the participation terms.  The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust’s participation in Surplus Cash generated by the property and its application towards Additional Loan interest.  The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest.  Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property.  In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

During 2002, operating results at Mountain View have continued to deteriorate.  Both a fire at the property in early 2001 and soft market conditions has affected occupancy and rental rate income.  A building with 20 three-bedroom apartments was out of service for 18 months as a result of a fire.  All construction work was completed in mid-2002, with insurance proceeds covering the total cost of the restoration.  A portion of the lost rent was covered by insurance as well.  Occupancy in the remaining units has been affected by local economic conditions.  These factors have made the rental market much more competitive for apartments owners, and the use of concessions to attract potential renters has increased throughout the market.  Consequently, rental income is down this year.  At the same time, both insurance costs and real estate taxes have increased dramatically, further deteriorating operating results.  As a result of the factors described above, the Trust maintains a valuation allowance of $1,032,272 at December 31, 2002.

Under each of the restructurings described above, management determined that the new interest rate levels of the loan were at or above the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring.  Accordingly, these restructuring and new rates were accounted for prospectively and not as a troubled debt restructuring.

Whether the operating performance at any of the properties mentioned above provide sufficient cash flow from operations to pay either the Additional Loan principal and interest or participation income will depend on factors that the Trust has little or no control over.  Should the properties be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust’s distributable cash flow and could affect the value of the Additional Loan collateral.

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

During the fourth quarter of 2002, the borrower on the Rivergreens I PIM notified the Advisor of its intention to refinance the property.  This transaction would require a payoff of the Insured Mortgage as well as all amounts that would be due to the Trust under the PIM loan documents.  An independent appraisal firm has been contracted to appraise the property’s value to determine whether there has been a sufficient increase in value for the Trust to earn any participation interest.  Currently, the borrower’s expectation is that the transaction will occur in the first half of 2003.

On January 21, 2003, the Trust received a prepayment of the Mill Ponds I PIM of $7,430,727 representing the principal proceeds on the first mortgage.  The underlying property value had not increased sufficiently to meet the criteria for the Trust to earn any participation interest.  The Trust has declared a special distribution of $0.50 per share from the proceeds of the Mill Ponds I PIM which will be paid in the first half of 2003.

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

On January 3, 2002, the Trust received $18,330,825 representing the principal proceeds on the first mortgage loan from the Red Run PIMI plus $120,296 of interest on the first mortgage loan.  On December 31, 2001 the Trust received a prepayment of the Red Run Additional Loan and Subordinated Promissory Note.  The Trust received $2,900,000 of Additional Loan Principal, $238,369 of Shared Appreciation Interest, $3,506,952 of Preferred Interest and $67,667 of Base Interest on the Additional Loan.  On January 16, 2002, the Trust paid a special dividend of $1.68 per share from the proceeds of the Red Run PIMI prepayment.

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

Due to the significant number of prepayments of mortgage investments in 2002, the Trust saw a decrease in its overall mortgage investments of approximately 48% during 2002.  In addition, due to the cumulative prepayments since inception through December 31, 2002, the Trust has approximately 23% of its original mortgage investments remaining.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan.  The Trust received $1,924,649 of Additional Loan principal, $180,916 of surplus cash, $847,450 of preferred interest, $1,052,455 of contingent interest, $69,129 of Base Interest on the Additional Loan and $1,299,562 which represents the Trust’s portion of the residual split.  The Trust received $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001.  In addition, the Trust recognized $180,633 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans.  On August 17, 2001, the Advisor paid a special dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership (“MALP”), which is an affiliate of the Adviser, to an affiliate of MALP’s general partner.  Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser.  The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.  Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the negotiated purchase price paid by the affiliate.

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

Critical Accounting Policies

The Trust’s critical accounting policies relate to revenue recognition related to the Trust’s PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS.  The Trust’s policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), under the classification of held to maturity as these investments have a participation feature.  As a result, the Trust would not sell or otherwise dispose of the MBS.  Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.  The insured mortgage portion of the FHA PIM or FHA PIMI is carried at amortized cost.  The Trust holds these mortgages at amortized cost since they are fully insured by FHA.  The Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan” and FAS 118 “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures”.  The Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale.  The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders’ Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development (“HUD”) Insured Mortgage loan (less the servicer’s fee) or the coupon rate of the Government National Mortgage Association (“GNMA”) MBS. The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature.  The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI’s generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

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

Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs and PIMIs.  The Trust amortizes prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage.  The Trust amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured mortgage loan or a GNMA MBS.  Upon the repayment of a PIM or PIMI any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust’s investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, FHLMC, GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae and FHLMC are federally chartered private corporations that guarantee obligations originated under its programs.  These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board.  However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations.  In addition, their MBS instruments carry the highest credit rating given to financial instruments.  GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD.  Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Collection of the principal and interest of the Additional Loans and interest on the participation features have similar risks as those associated with higher risk debt instruments, including:  reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage.  Operations also may be affected by adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws, and other circumstances over which the Trust may have little or no control.

The Trust’s investments also include cash and cash equivalents of approximately $1.5 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Trust’s PIMs, PIMIs and MBS comprise the majority of the Trust’s assets.  Decreases in interest rates may accelerate the prepayment of the Trust’s investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

The following table provides information about the Trust’s financial instruments that are sensitive to changes in interest rates.  For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is contractual maturity adjusted for expectations of prepayments.

	Expected maturity dates ($ in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value(1)

Interest-sensitive assets:

MBS	557	454	378	308	258	3,934	5,889	6,313
WAIR	7.95%	7.95%	7.95%	7.95%	7.95%	7.95%	7.95%

PIMS	16,950	—	—	—	—	—	16,950	17,708
WAIR	8.07%	—	—	—	—	—	8.07%

PIMIS	9,918	166	180	196	213	21,582	32,255	34,329
WAIR	7.84%	7.84%	8.35%	8.35%	8.35%	8.35%	7.51%

Additional Loans	5,689	—	—	—	—	—	5,689	4,538
WAIR	4.98%	—	—	—	—	—	4.98%

Total Interest- Sensitive Assets	$33,114	$620	$558	$504	$471	$25,516	$60,783	$62,888

(1) The methodology used by the Trust to estimate the fair value of each class of financial instrument is described in Note J to the Trust’s financial statements presented in Appendix A to this report.  As described in that note, the Trust does not include an estimate of value for the participation interest associated with its PIM and PIMI investments.

Also included in the Trust’s assets are cash and cash equivalents.  Due to the short term maturity of these investments generally less than three months, the Trust is not exposed to significant interest rate risk on these investments.

Operations

The following discussion relates to the operations of the Trust during the years ended December 31, 2002, 2001 and 2000.  Dollars are stated in thousands, except for per Share amounts.

	Years Ended December 31,
	2002 Amount	2001 Amount	2000 Amount
Interest income on PIMs and PIMIs:
Basic interest	$4,531	$7,901	$8,087
Additional Loan interest	984	1,515	744
Participation interest	2,027	7,603	505
Interest income on MBS	1,238	1,251	1,376
Interest income on cash and cash equivalents	230	262	365
Trust expenses	(1,199)	(1,671)	(1,618)
Amortization of prepaid fees and expenses	(696)	(1,353)	(1,030)
Reduction of provision for impaired Additional Loans	667	464	—

Net income	$7,782	$15,972	$8,429

Weighted average Shares outstanding	15,053,135	15,053,135	15,053,135

The Trust’s net income decreased in 2002 when compared to 2001 due primarily to decreases in basic interest income on PIMs and PIMIs, additional loan interest and participation interest net of decreases in asset management fees and amortization expense.  Basic interest income on PIMs and PIMIs decreased due to payoffs of the Lincoln Green Apartments, Waterford Apartments, and the River View Apartments PIMs and the Red Run PIMI in 2002 and the Seasons PIMI in 2001.  Additional loan interest decreased due to the payoff of the Red Run PIMI in 2002 and the Seasons PIMI in 2001 net of the recognition of deferred revenue from the Windward Lakes PIMI beginning in 2002.  Participation income was greater in 2001 due to the amount received from payoffs in 2001 when compared to the amount received from payoffs in 2002.  Asset management fees decreased due to the decline in the Trust’s asset base as a result of principal collections and prepayments.  Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Lincoln Green Apartments PIM, Riverview Apartments PIM, Waterford Apartments PIM and the Red Run PIMI payoffs and the full recognition of prepaid fees and expenses associated with the Life Styles and Windward Lakes PIMIs and the full recognition of acquisition costs associated with the Mill Pond and Rivergreens PIMs.

The Trust’s net income increased in 2001 when compared to 2000 due primarily to increases in Additional Loan and participation interest and a decrease in provision for impaired mortgage loans.  Additional Loan interest increased primarily due to the recognition of deferred revenue from the Season’s and the Red Run Additional Loan payoffs.  Participation interest increased due to the collection of participation interest from the Season’s and Red Run payoffs.  The provision for impaired mortgage loans decreased due to an improvement in the operating performance of the Lifestyles apartments.

ITEM 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Trustees and Executive Officers of Krupp Government Income Trust is as follows:

Name and Age		Position with Krupp Government Income Trust	Date of Election	Term Expires

	Douglas Krupp (56)	Chairman of Board of Trustees and Trustee	May, 1996	May, 2003
*	Charles N. Goldberg (61)	Trustee	March, 1990	May, 2003
*	J. Paul Finnegan (78)	Trustee	March, 1990	May, 2003
*	Stephen Puleo (68)	Trustee	February, 2001	May, 2003
	Alan Reese (49)	Treasurer	February, 2003	N/A
	Scott D. Spelfogel (42)	Clerk	July, 1990	N/A
	MaryBeth Bloom (29)	Assistant Clerk	November, 2000	N/A

* Independent Trustee

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he also received an honorary Doctor of Science in Business Administration in 1989.

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

Stephen Puleo is currently engaged in business as a consultant and director.  He retired as a director of Coopers & Lybrand, where he worked from 1995 to 1997 primarily servicing real estate industry clients.  From 1993 to 1994, Mr. Puleo was a tax director for Deloitte & Touche.  From 1984 to 1993, Mr. Puleo held the positions of Executive Vice President and Chief Financial Officer of a predecessor to The Berkshire Group.  Prior to that, Mr. Puleo was the Chairman of the National Real Estate Industry Group of Coopers & Lybrand where he provided various real estate services and was a senior tax partner in charge of the Northeast Region. He is a graduate of McNeese State University and attended the Executive Development Program at the Tuck School of Business at Dartmouth College.  He is a Certified Public Accountant and currently serves as director of Simpson Housing Limited Partnership of Denver, Colorado.  He currently serves as a Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin - Eau Claire and is a Certified Public Accountant.

Scott D. Spelfogel is the Clerk of the Trust, Senior Vice President and General Counsel to The Berkshire Group.  Prior to 1997, he served as Vice President and Assistant General Counsel.  Before joining the firm in November 1988, he was a litigator in private practice in Boston.  He received a Bachelor of Science degree in Business Administration from Boston University, a Juris Doctor Degree from Syracuse University’s College of Law, and a Master of Laws degree in Taxation from Boston University Law School. He is admitted to practice law in Massachusetts and New York, is a member of the American, Boston, Massachusetts and New York State bar associations and is a licensed real estate broker in Massachusetts.

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

In addition, the following are deemed to be Executive Officers of the registrant:

George Krupp (age 58) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Peter F. Donovan (age 49) is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm.  Berkshire Mortgage Finance is the 12th largest in the United States based on servicing and asset management of a $16.4 billion loan portfolio.  Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm.  Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations.  Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties.  Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University.  Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Ronald Halpern (age 61) is President and Chief Operating Officer of Berkshire Mortgage Finance.  He has served in these positions since January of 1998 and in this capacity, he is responsible for the overall operations of the Company.  Prior to January of 1998, he was Executive Vice President, managing the underwriting, closing, portfolio management and servicing departments for Berkshire Mortgage Finance.  Before joining the firm in 1987, he held senior management positions with the Department of Housing and Urban Development in Washington D.C. and several HUD regional offices. Mr. Halpern has over 30 years of experience in real estate finance which includes his experience as prior Chairman of the MBA Multifamily Housing Committee.   He holds a B.A. degree from the University of the City of New York and a J.D. degree from Brooklyn Law School.

Carol J.C. Mills (age 53) is Senior Vice President for Loan Management of Berkshire Mortgage Finance and in this capacity, she is responsible for the Asset Management functions of Berkshire Mortgage Finance. She manages the estimated $16.4 billion portfolio of loans.  Ms. Mills joined Berkshire in December 1997 as Vice President and was promoted to Senior Vice President in January 1999.  From January 1989 through November 1997, Ms. Mills was Vice President of First Winthrop Corporation and Winthrop Financial Associates, in Cambridge, MA.  Ms. Mills earned a B.A. degree from Mount Holyoke College and a Master of Architecture degree from Harvard University.  Ms. Mills is a member of the Real Estate Finance Association, New England Women in Real Estate and the Mortgage Bankers Association.  Ms. Mills is currently a member of the Servicing Advisory Council for Freddie Mac.

ITEM 11.  EXECUTIVE COMPENSATION

Except for the Independent Trustees as described below, the Trustees and Officers of the Trust have not been and will not be compensated by the Trust for their services.  However, the Officers will be compensated by the Advisor or an affiliate of the Advisor.

Compensation of Trustees

The Trust paid each of the Independent Trustees (Charles N. Goldberg, J. Paul Finnegan and Stephen Puleo) a fee of $25,000 in 2002.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED TO STOCKHOLER MATTERS

As of January 8, 2003, no person owned of record or was known by the Advisor to own beneficially more than 5% of the Trust’s 15,053,135 outstanding Shares. The only shares held by the Advisor or any of its affiliates consist of the original 10,000 Shares.

Class of Stock	Name of Beneficial Owner	Amount and Nature of Beneficial Interest	Percent of Class
Shares of Beneficial Interest	Douglas Krupp One Beacon Street Boston, Mass. 02108	10,000 Shares**	***

Shares of Beneficial Interest	All Directors and Officers	10,000 Shares	***

** Mr. Krupp is a beneficial owner of the 10,000 Shares held by Berkshire Mortgage Advisors Limited Partnership, the Advisor to the Company, by virtue of being a director of Berkshire Funding Corporation, the general partner of Berkshire Mortgage Advisors Limited Partnership.  In each case where Mr. Krupp is a beneficial owner of Shares he has shared voting and investment powers.

*** The amount owned does not exceed one percent of the Shares of beneficial interest of the Trust outstanding as of January 8, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to 0.75% per annum of the value of the Trust’s actual and committed invested assets payable quarterly.  During 2002, the Advisor received $561,859 related to the Asset Management Fee.

The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.  During 2002, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the Advisor, received a total of $223,787 in reimbursements.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Chairman of the Board and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures.  Based upon that evaluation, the Chairman of the Board and the Chief Accounting Officer concluded that the Trust’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Trust’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

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

(b)	Reports on Form 8-K

Date of Report	Event Reported	Financial Statements Included
December 31, 2002	Updates on Potential Loan Payoffs	None

(c)	Exhibits:

Number and Description Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

	(4)	Instruments defining the rights of security holders including indentures:

(4.1)

Second Amended and Restated Declaration of Trust filed with The Massachusetts Secretary of State on April 12, 1990 [Included as Exhibit 4.4 to Prospectus included in Pre-effective Amendment No. 3 to Registrant’s Registration Statement on Form S-11 dated April 16, 1990 (File No. 33-31942)].*

(4.2)

Subscription Agreement Specimen [Included as Exhibit C to Prospectus included in Pre-effective Amendment No. 2 to Registrant’s Registration Statement on Form S-11 dated March 23, 1990 (File No. 33-31942)].*

	(10)	Material Contracts:

(10.1)

Advisory Services Agreement dated October 22, 1990 between the Trustee and Krupp Mortgage Advisors Limited Partnership. [Exhibit 10.1 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

(10.2)

Assignment and Assumption Agreement dated December 29, 1994 by and between Berkshire Realty Advisors Limited Partnership (formerly known as Krupp Realty Advisors Limited Partnership (“Assignor”) and Berkshire Mortgage Advisors Limited Partnership (“Assignee”) [Exhibit 10.2 to Registrant’s report on Form 10-K for the year ended December 31, 1994 (File No. 0-19244)].*

(10.3)

Waiver and Standstill Agreement, dated as of August 22, 2002, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty - OP, L.P +

		(10.4)	Form of Amended and Restated Voting Agreement among Krupp Government Income Trust, Krupp Government Income Trust II and Berkshire Income Realty, Inc. +

(10.5)

Extension and Waiver and Standstill Agreement, dated March 5, 2003, by and among Krupp Government Income Trust, Krupp Government Income Trust II, Berkshire Income Realty, Inc. and Berkshire Income Realty, OP, L.P. +

Lifestyles Apartments

(10.6)

Subordinated Promissory Note dated December 11, 1990 between Lifestyles At Boot Ranch (the “Mortgagor”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.7)

Agreement RE Subordinated Note dated December 11, 1990 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.8)

Subordinated Multifamily Mortgage dated December 11, 1990 between Lifestyles at Boot Ranch (the “Mortgagor”) and Krupp Government Income Trust (the “Mortgagee”) [Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.9)

Additional Loan Agreement dated December 11, 1990 between FL-Tampa, Inc. and M & D Palm Harbor, Inc (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.10)

Additional Loan Note dated December 11, 1990 between FL-Tampa, Inc and M & D Palm Harbor, Inc. (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.11)

Mortgage Note dated December 11, 1990 between Lifestyles at Boot Ranch (the “Borrower”) and Krupp Mortgage Corporation (the “Holder”). [Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-19244)].*

(10.12)

GNMA Purchase Agreement dated December 11, 1990 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 0-19244)].*

(10.13)

Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor, and FL-Tampa Inc. [Exhibit 10.1 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

(10.14)

Escrow Deposit Agreement by and between Krupp Government Income Trust and M&D Palm Harbor, and FL-Tampa Inc. the general partners of Lifestyles at Boot Ranch. [Exhibit 10.2 to Registrant’s report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19244)].*

(10.15)

Second Modification Agreement by and between Krupp Government Income Trust and Lifestyles at Boot Ranch and M&D Palm Harbor Partnership and FL-Tampa, Inc.  [Exhibit 10.1 to Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19244)].*

Windward Lakes Apartments

(10.16)

Subordinated Promissory Note dated December 28, 1990 between the McNab-K C 3 Limited Partnership (the “Mortgagor”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.17)

Additional Loan Agreement dated December 28, 1990 between George Krupp, Douglas Krupp and Krupp GP, Inc. (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.18)

Additional Loan Note dated December 28, 1990 between Krupp GP, Inc., George Krupp and Douglas Krupp (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”) [Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 33-31942)].*

(10.19)

Agreement RE Subordinated Note dated December 28, 1990 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.20)

Subordinated Multi-family Mortgage dated December 28, 1991 between McNab-KC3 Limited Partnership (the “Borrower”) and Krupp Government Income Trust (the “Lender”). [Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.21)

GNMA Purchase Agreement dated December 28, 1991 between Krupp Government Income Trust and Love Funding Corporation. [Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.22)

Modification Agreement between Krupp Government Income Trust, Love Funding Corporation, McNab-KC3 Limited Partnership, and Krupp GP, Inc. [Exhibit 10.19 to Registrant’s report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19244)].*

(10.23)

Extension of and Second Modification to the Additional Loan Agreement and Additional Loan Note dated July 1, 2002, between George Krupp, an individual, Douglas Krupp, an individual and Krupp GP, Inc., a Massachusetts Corporation (collectively, the “Borrowers”) and Krupp Government Income Trust, a Massachusetts business trust (the “Holder”) [Exhibit 10.1 to the Registrant’s report on Form 10-Q for the quarter ended June 30, 2002 (File 0-19244)] *

(10.24)

Extension of and Third Modification to the Additional Loan Agreement and Additional Loan Note dated September 1, 2002 between George Krupp, an individual, Douglass Krupp, and individual and Krupp GP, Inc., a Massachusetts corporation (collectively the “Borrowers”) and Krupp Government Income Trust, a Massachusetts business Trust (the “Holder”) [Exhibit 10.1 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2002 (File 0-19244)] *

(10.25)	Fourth Modification Agreement dated December 31, 2002 between Krupp Government Income Trust, McNab- KC3 Limited Partnership, Krupp GP Inc., George Krupp and Douglas Krupp. +

Mill Pond Apartments

(10.26)

Subordinated Promissory Note dated May 28, 1991 between Mill Pond Limited Partnership (the “Mortgagor”) and Krupp Government Income Trust (the “Holder”) [Exhibit 19.5 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

(10.27)

Agreement RE Subordinated Promissory Note dated May 28, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation [Exhibit 19.6 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

(10.28)

Subordinated Multifamily Mortgage dated May 28, 1991 between Mill Pond Limited Partnership (the “Mortgagor”) and Krupp Government Income Trust (the “Mortgagee”) [Exhibit 19.7 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

(10.29)

Mortgage Note dated May 28, 1991 between Krupp Mortgage Corporation (the “Holder”) and Mill Pond Apartments (the “Borrower”) [Exhibit 19.8 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

(10.30)

Participation Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the “Mortgagee”) and Krupp Government Income Trust [Exhibit 19.9 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1991 (File No. 0-19244)].*

(10.31)

Assignment of Open End Mortgage Deed and Security Agreement dated May 28, 1991 between Krupp Mortgage Corporation (the “Assignor”) and Krupp Government Income Trust (the “Assignee”) [Exhibit 19.1 to Registrants report on Form 10-Q for the quarter ended September 30, 1991 (File No. 0-19244)].*

Rivergreens Apartments

(10.32)

Subordinated Promissory Note dated November 14, 1991 between Rivergreens Associates Limited Partnership (the “Mortgagor”) and Krupp Government Income Trust (the “Holder”).  [Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.33)

Agreement Re-Subordinated Promissory Note dated November 14, 1991 between Krupp Government Income Trust and Krupp Mortgage Corporation. [Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.34)

Subordinated Multifamily Deed of Trust dated November 14, 1991 between Rivergreens Associates Limited Partnership (the “Borrower”), Oregon Title Insurance Company (the “Trustee”) and Krupp Government Income Trust (the “Lender”). [Exhibit 10.35 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.35)

Mortgage Note dated November 14, 1991 between Krupp Mortgage Corporation and Rivergreens Associates Limited Partnership. [Exhibit 10.36 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

(10.36)

Participation Agreement dated November 14, 1991 between Krupp Mortgage Corporation and Krupp Government Income Trust. [Exhibit 10.37 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (File No. 0-19244)].*

Mountain View Apartments

(10.37)

Subordinated Promissory Note dated April 21, 1992 between Mountain View Ltd. (the “Mortgagor”) and Krupp Government Income Trust (the “Holder”). [Exhibit 19.1 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

(10.38)

Agreement RE Subordinated Promissory Note dated April 21, 1992 between Krupp Government Income Trust and Krupp Mortgage Corporation.  [Exhibit 19.2 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

(10.39)

Subordinated Multifamily Mortgage dated April 21, 1992 between Mountain View Ltd. (the “Mortgagor”) and Krupp Government Income Trust (the “Mortgagee”).  [Exhibit 19.3 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

(10.40)

Additional Loan Agreement dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”). [Exhibit 19.4 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

(10.41)

Additional Loan Note dated April 21, 1992 between Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg (collectively, the “Borrowers”) and Krupp Government Income Trust (the “Holder”). [Exhibit 19.5 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

(10.42)

Mortgage Note dated April 21, 1992 between Mountain View Ltd. (the “Borrower”) and Krupp Mortgage Corporation (the “Holder”). [Exhibit 19.6 to Registrant’s report on Form 10-Q for the quarter ended June 30, 1992 (File No. 0-19244)].*

	(10.43)	Modification Agreement by and between Krupp Government Income Trust and Mountain View Ltd. [Exhibit 10.1 to Registrant’s report Form 10-Q for the quarter ended September 30, 1995 (File No. 0-19244)].*

	(10.44)	Second Modification Agreement by and between Krupp Government Trust and Mountain View LTD. [Exhibit 10.1 to Registrant’s report Form 10-Q for the quarter ended June 30, 1999 (File No. 0-19244)]*

(99)	Other:

	(99.1)	Chairman of the Board Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(99.2)	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Incorporated by reference

+ Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

KRUPP GOVERNMENT INCOME TRUST

By:	/s/ Douglas Krupp
Douglas Krupp, Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	Chairman of Board of Trustees and a Trustee of Krupp Government Income Trust
Douglas Krupp

/s/ Alan Reese	Treasurer of Krupp Government Income Trust
Alan Reese

/s/ Charles N. Goldberg	Trustee of Krupp Government Income Trust
Charles N. Goldberg

/s/ J. Paul Finnegan	Trustee of Krupp Government Income Trust
J. Paul Finnegan

/s/ Stephen Puleo	Trustee of Krupp Government Income Trust
Stephen Puleo

Certifications

I, Douglas Krupp, certify that:

1.               I have reviewed this annual report on Form 10-K of Krupp Government Income Trust;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Chairman of the Board

Certifications

I, Alan Reese, certify that:

1.                  I have reviewed this annual report on Form 10-K of Krupp Government Income Trust;

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Alan Reese
Alan Reese
Chief Accounting Officer

APPENDIX A

KRUPP GOVERNMENT INCOME TRUST

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP GOVERNMENT INCOME TRUST

All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and the Shareholders of
Krupp Government Income Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Government Income Trust (the “Trust”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.   These financial statements and financial statement schedule are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP GOVERNMENT INCOME TRUST

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS
Participating Insured Mortgage Investments (“PIMIs”) (Notes B, C, J and K):
Insured Mortgages	$32,255,154	$50,811,558
Additional Loans, net of impairment provision of $1,032,272 and $1,698,811, respectively	4,537,719	3,871,180
Participating Insured Mortgages (“PIMs”) (Notes B, D, J and K)	16,949,637	46,416,493
Mortgage-Backed Securities and insured mortgage loan (“MBS”) (Notes B, E and J)	6,313,121	14,971,348

Total mortgage investments	60,055,631	116,070,579

Cash and cash equivalents (Notes B and J)	1,986,243	13,154,231
Interest receivable and other assets	370,542	756,832
Prepaid acquisition fees and expenses, net of accumulated amortization of $738,546 and $6,249,229, respectively (Note B)	46,160	541,044
Prepaid participation servicing fees, net of accumulated amortization of $683,812 and $1,999,913, respectively (Note B)	62,497	263,455

Total assets	$62,521,073	$130,786,141

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred income on Additional Loans (Note B)	$1,351,768	$2,336,154
Other liabilities	48,938	20,485

Total liabilities	1,400,706	2,356,639

Commitments (Note H)

Shareholders’ equity (Notes A, F, H and K):
Common stock, no par value; 17,510,000 Shares authorized; 15,053,135 Shares issued and outstanding	60,668,605	127,850,874

Accumulated comprehensive income (Note B)	451,762	578,628

Total Shareholders’ equity	61,120,367	128,429,502

Total liabilities and Shareholders’ equity	$62,521,073	$130,786,141

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Interest income - PIMs and PIMIs:
Basic interest	$4,530,671	$7,901,086	$8,086,930
Additional Loan Interest	984,386	1,515,330	744,080
Participation interest	2,027,808	7,602,737	504,612
Interest income - MBS	1,237,926	1,251,710	1,375,643
Interest income - cash and cash equivalents	229,786	261,513	364,803

Total revenues	9,010,577	18,532,376	11,076,068

Expenses:
Asset management fee to an affiliate (Note G)	561,859	950,966	1,007,651
Expense reimbursements to affiliates (Note G)	202,936	243,109	256,564
Amortization of prepaid fees and expenses (Note B)	695,842	1,352,788	1,029,734
General and administrative (Note G)

	434,134

		477,102

			353,007

Reduction of provision for impaired mortgage loans (Notes B and C)	(666,539)	(463,807)	—

Total expenses	1,228,232	2,560,158	2,646,956

Net income (Note I)	7,782,345	15,972,218	8,429,112

Other comprehensive income:-
Net increase (decrease) in unrealized gain on MBS	(126,866)	133,752	213,560

Total comprehensive income	$7,655,479	$16,105,970	$8,642,672

Basic earnings per Share	$.52	$1.06	$.56

Weighted average Shares outstanding	15,053,135	15,053,135	15,053,135

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Retained Earnings	Accumulated Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 1999	$137,921,227	$—	$231,316	138,152,543

Dividends	(1,807,021)	(8,429,112)	—	(10,236,133)

Net income	—	8,429,112	—	8,429,112

Change in unrealized gain on MBS	—	—	213,560	213,560

Balance at December 31, 2000	136,114,206	—	444,876	136,559,082

Dividends	(8,263,332)	(15,972,218)	—	(24,235,550)

Net income	—	15,972,218	—	15,972,218

Change in unrealized gain on MBS	—	—	133,752	133,752

Balance at December 31, 2001	127,850,874	—	578,628	128,429,502

Dividends	(67,182,269)	(7,782,345)	—	(74,964,614)

Net income	—	7,782,345	—	7,782,345

Change in unrealized gain on MBS	—	—	(126,866)	(126,866)

Balance at December 31, 2002	$60,668,605	$—	$451,762	$61,120,367

Shares issued and outstanding for each of the three years ended December 31, are 15,053,135

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$7,782,345	$15,972,218	$8,429,112
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts	(170,891)	(110)	(2,202)
Reduction of provision for impaired mortgage loans	(666,539)	(463,807)	—
Amortization of prepaid fees and expenses	695,842	1,352,788	1,029,734
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	386,290	325,580	(108,921)
Decrease in deferred income on Additional Loans	(984,386)	(1,214,331)	(367,536)
Increase (decrease) in other liabilities	28,453	(495)	(4,045)

Net cash provided by operating activities	7,071,114	15,971,843	8,976,142

Investing activities:
Principal collections on PIMs and Insured Mortgages	48,023,260	9,416,268	816,846
Principal collections on MBS	8,702,252	1,699,012	1,174,687
Additional Loan prepayments	—	4,943,617	—

Net cash provided by investing activities	56,725,512	16,058,897	1,991,533

Financing activity:
Dividends	(74,964,614)	(24,235,550)	(10,236,133)

Net increase (decrease) in cash and cash equivalents	(11,167,988)	7,795,190	731,542

Cash and cash equivalents, beginning of year	13,154,231	5,359,041	4,627,499

Cash and cash equivalents, end of year	$1,986,243	$13,154,231	$5,359,041

Non cash activities:
(Decrease) increase in Fair Value of MBS	$(126,866)	$133,752	$213,560

The accompanying notes are an integral
part of the financial statements.

KRUPP GOVERNMENT INCOME TRUST

NOTES TO FINANCIAL STATEMENTS

A.            Organization

Krupp Government Income Trust (the “Trust”) was formed on November 1, 1989 by filing a Declaration of Trust in The Commonwealth of Massachusetts.  The Trust is authorized to sell and issue not more than 17,510,000 shares of beneficial interest (the “Shares”).  The Trust was organized for the purpose of investing in commercial and multi-family loans and mortgage backed securities.  Berkshire Mortgage Advisors Limited Partnership (“BMALP”)(the “Advisor”), acquired 10,000 of such Shares for $200,000 and 14,999,999 Shares were sold for $299,480,263 net of purchase volume discounts of $519,717 under a public offering which commenced on April 19, 1990 and ended on July 15, 1991.  Under the Dividend Reinvestment Plan (“DRP”), 43,136 Shares were sold for $819,356 during its public offering. The Trust shall terminate on December 31, 2029, unless earlier terminated by the affirmative vote of holders of a majority of the outstanding Shares entitled to vote thereon.

B.            Significant Accounting Policies

The Trust uses the following accounting policies for financial reporting purposes:

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MBS

The Trust, in accordance with the Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale.  The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders’ Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

PIMs and PIMIs

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with FAS 115, under the classification of held to maturity as these investments have a participation feature.  As a result, the Trust would not sell or otherwise dispose of the MBS.  Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost.

The insured mortgage portion of the FHA PIM or FHA PIMI is carried at amortized cost.  The Trust holds these mortgages at amortized cost since they are fully insured by FHA.

The Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 “Accounting by Creditors for Impairment of a Loan” and FAS 118 “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures”.

Basic interest is recognized based on the stated rate of the Department of Housing and Urban Development (“HUD”) Insured Mortgage loan (less the servicer’s fee) or the coupon rate of the Government National Mortgage Association (“GNMA”) MBS.  The Trust recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate which results in a cash payment to the Trust or a cash payment made to the Trust from surplus cash relative to the participation feature. The Trust defers the recognition of Additional Loan interest payments as income to the extent these interest payments were from escrows established with the proceeds of the Additional Loan. When the properties underlying the PIMI’s generate sufficient cash flow to make the required Additional Loan interest payments and the Additional Loan value is deemed collectible, the Trust recognizes income as earned and commences amortization of the deferred interest amounts into income over the remaining estimated term of the Additional Loan. During periods where mortgage loans are impaired the Trust suspends amortizing deferred interest.

The Trust also fully reserves the portion of any Additional Loan interest payment satisfied through the issuance of an operating loan and any associated interest due on such operating loan.  The Trust will recognize the income related to the operating loan when the borrower repays amounts due under the operating loan.

Impaired Mortgage Loans

Impaired loans are those Additional Loans for which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely.  Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs.  The Trust measures impairment on these loans quarterly.  Interest received on the impaired loans is applied against the loan principal.

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

The Trust amortizes prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured mortgage loan or a GNMA MBS.

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

C.            PIMIs

The Trust had investments in three PIMIs on December 31, 2002 and four PIMIs on December 31, 2001 that provide the permanent financing of multi-family housing.  One component of a PIMI is either a securitized HUD-insured first mortgage loan issued and guaranteed by GNMA or a sole participation interest in a first mortgage loan originated under the FHA lending program and insured by HUD (collectively the “Insured Mortgages”).  The FHA first mortgage or the first mortgage underlying the GNMA security provided the borrower (generally a limited partnership) with a below market interest rate loan in exchange for providing the Trust with participation in a percentage of the cash generated from property operations and in a percentage of any appreciation of the underlying property to a preferred return, then a percentage of any appreciation thereafter.  The borrower conveys these rights to the Trust through a subordinated promissory note and mortgage. In addition, the Trust made an Additional Loan to the owners of the borrower to provide additional funds for the construction and permanent financing of the property.  The owners generally collateralize the Additional Loan through a pledge and security agreement that pledges their ownership interests in the borrower, and their share of any distributions made from surplus cash generated by the property and the proceeds realized upon the refinancing of the property, sale of the property or sale of the partnership interests.  Amounts payable under the Additional Loan are neither guaranteed nor insured.

The Trust receives level monthly principal and interest (“Basic Interest”) payments amortizing over thirty to forty years on the Insured Mortgage, and is entitled to receive participation income under the subordinated promissory note and mortgage, and semi-annual interest payments (“Additional Loan Interest”) and preferred interest under the Additional Loan (“Preferred Interest”).  The Trust receives principal and interest payments on the Insured Mortgages currently, because these payments are insured or guaranteed; however, there are limitations to the amount and obligation to pay participation income, Additional Loan Interest and Preferred Interest.

The subordinated promissory note and mortgage entitles the Trust to receive (i) Participating Income Interest generally equal to 50% of (a) all distributable Surplus Cash (as defined in the regulatory agreement of the HUD-insured first mortgage) generated by the property (b) any unrestricted cash generated from property operations and (c) to the extent available, unexpended reserves and escrows, and (ii) Participating Appreciation Interest generally equal to 50% of the net proceeds or value of the property upon the sale, refinancing, maturity or accelerated maturity, or permitted prepayment of all amounts due under the Insured Mortgage and Additional Loan less the Outstanding Indebtedness, as defined.  Amounts received by the Trust pursuant to the subordinated promissory note as Participating Income Interest reduce amounts payable as Preferred Interest and may reduce amounts payable as Base Interest under the Additional Loan.

The Insured Mortgage and subordinated promissory note generally have maturities of 30 to 40 years, however, under the subordinated promissory note the Trust can generally accelerate these maturity dates at any time after the tenth anniversary of final endorsement for coinsurance or insurance, but in certain cases for construction loans after the eleventh or twelfth anniversary of initial endorsement (commencement of construction) for coinsurance or insurance, upon giving twelve months written notice for the payment of all accrued participation interest through the accelerated maturity date.  The Trust can accelerate the maturity date for payment of amounts due under the subordinated promissory note and the insured mortgage if the contract of insurance or coinsurance with the Secretary of HUD on the insured mortgage is canceled prior to the accelerated maturity date.

Additional Loan Interest is payable from the following sources: (i) any Surplus Cash received pursuant to the subordinated promissory note as Participating Income Interest, (ii) amounts conveyed to the Trust by the owners of the borrowing entity representing distributions of Surplus Cash and (iii) amounts in reserve accounts established with the Additional Loan proceeds, if available, and any interest earned on these amounts.  If these sources are not sufficient to make Additional Loan Interest payments, the owners of the borrowing entity must notify the Trust of the amount of the shortfall and at its option the Trust could require a capital call from the owners of the borrowing entity.  The capital call would be equal to 50% of the Additional Loan Interest shortfall and the Trust in certain situations could convert the remaining 50% into an operating loan.

In addition to the Additional Loan Interest payments, the Additional Loan requires the payment of Preferred Interest representing a cumulative, non-compounded preferred return from the date of final endorsement to the date of calculation at interest rates ranging from 9.5% to 11% per annum on the outstanding balance of the Insured Mortgage plus the Additional Loan and any other funds advanced by the Trust to the borrowing entity or the owners of the borrowing entity less: (i) interest payments, paid to the Trust under the Insured Mortgage, (ii) Participating Income Interest and (iii) Additional Loan Interest payments made under the Additional Loan.

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

On January 3, 2002, the Trust received $18,330,825 representing the principal proceeds on the first mortgage loan from the Red Run PIMI plus $120,296 of interest on the first mortgage loan.  On December 31, 2001 the Trust received a prepayment of the Red Run Additional Loan and Subordinated Promissory Note.  The Trust received $2,900,000 of Additional Loan Principal, $238,369 of Shared Appreciation Interest, $3,506,952 of Preferred Interest and $67,667 of Base Interest on the Additional Loan.  On January 16, 2002, the Trust paid a special dividend of $1.68 per share from the proceeds of the Red Run PIMI prepayment.

On July 23, 2001, the Trust received a prepayment of the Seasons Subordinated Promissory Note and the Seasons Additional Loan.  The Trust received $1,924,649 of Additional Loan principal, $180,916 of surplus cash, $847,450 of preferred interest, $1,052,455 of contingent interest, $69,129 of Base Interest on the Additional Loan and $1,299,562 which represents the Trust’s portion of the residual split.  The Trust received $8,567,890 representing the principal proceeds on the first mortgage note on July 26, 2001.  In addition, the Trust recognized $180,633 of Additional Loan interest that had been previously received and recorded in deferred income on additional loans.  On August 17, 2001, the Advisor paid a special dividend of $0.93 per share from the proceeds of the Seasons PIMI prepayment.

The payoff of the Seasons PIMI was a result of the sale of the underlying property by the borrower, Maryland Associates Limited Partnership (“MALP”), which is an affiliate of the Advisor, to an affiliate of MALP’s general partner.  Because the sale of the underlying property was to an affiliate, the Independent Trustees of the Trust were required to approve the transaction, which they did based upon a number of factors, including an appraisal of the underlying property prepared by an independent third party MAI appraiser.  The purchase price paid by the affiliate for the underlying property was $1.6 million greater than the value indicated by such appraisal.  Both the Trustees and the Advisor believed that the market capitalization rate utilized in the appraisal was too high based on their knowledge of recent sales in the market and agreed that the true fair value was the ultimate purchase price paid by the affiliate.

The Trust’s participation in current operations at Windward Lakes is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash.  Any unpaid Additional Loan interest accrues at 7.5% per annum.  When the property is sold or refinanced, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower’s equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI.

The Windward Lakes Additional Loan was scheduled to mature in July of 2002.  However, the Advisor agreed to extend the maturity date of the Additional Loan to December 31, 2003.  In return, the borrower agreed to modify the Participating Appreciation Interest provision under the Subordinated Promissory Note.  Under this agreement, an appraisal of the property would take place prior to December 31, 2002 to determine the floor value for the Participating Appreciation Interest provision if the property is not sold prior to July 1, 2003.  If the property is sold to an unrelated third party prior to July 1, 2003, the floor will continue to be the value of the property upon sale.  If the property is neither sold nor refinanced but repaid by the borrower prior to July 31, 2003, the floor will be the value determined by the appraisal completed as of December 31, 2002.  In all other situations the Participating Appreciation Interest will be based on the greater of the floor value or the value determined at the time of sale, refinance or payoff.  Under either scenario, the call provision in the Subordinated Promissory Note will be reduced from 12 months to 6 months.  The floor valued determined by appraisal is $19,000,000.

In June 1999, the Trust approved a second workout of the Mountain View Apartment PIMI that runs through 2004.  Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until 2004, and to change the participation terms.  The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust’s participation in Surplus Cash generated by the property and its application towards Additional Loan interest.  The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest.  Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property.  In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

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

In May 1998, the borrower on the Lifestyles PIMI defaulted on its debt service payment on the insured first mortgage.  Subsequently, the Trust agreed to a new workout that runs through 2007.  Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.75% retroactively for 1998 to clear the default, by 1.75% for 1999, and by 1.5% each year thereafter until 2007.  An affiliate of the Advisor refunds approximately .25% per annum to the Trust related to the interest reduction.  In addition, the base interest provision on the Additional Loan was eliminated.  The borrower made a $550,000 equity contribution, which was escrowed, for the exclusive purpose of correcting deferred maintenance and making capital improvements to the property.  The escrow has been used up for paint, building repairs, parking lot repairs, a new fitness facility, clubhouse remodeling and landscaping.  Any Surplus Cash that is generated by property operations will be split evenly between the Trust and the borrower.  When the property is sold or refinanced, the first $1,100,000 of any proceeds remaining after the insured mortgage is paid off will be split 50% / 50% between the Trust and the borrower; the next $1,690,220 of proceeds will be split 75% to the Trust and 25% to the borrower; and any remaining proceeds will be split 50% / 50%.  The first two splits would be applied towards the principal repayment of the Additional Loan while any remaining proceeds would be considered participation interest.  The borrower’s new equity and the reduction in the effective interest rate on the insured first mortgage provided funds for repairs and improvements.

During the fourth quarter, the borrower of the Lifestyles PIMI contacted the Advisor regarding a payoff of the Additional Loan principal in full and a purchase of the Ginnie Mae MBS at par.  The Advisor agreed to these terms and completed the transaction on March 12, 2003.  As a result, the Trust reversed the remaining valuation allowance of $666,539 and recognized $343,660 of deferred income on the Lifestyles Additional Loan as Additional Loan Interest in 2002.

At December 31, 2002 and 2001 there are no PIMIs within the Trust’s portfolio that are delinquent as to principal or interest.

The Trust’s investments in PIMIs consist of the following at December 31, 2002 and 2001:

	Original Loan Amount	Approximate Monthly Payments	Interest Rate		Maturity Date	Balance Outstanding at December 31,

Insured Mortgage
						2002		2001
Lifestyles (GNMA)	$10,292,394	$63,000	7.000	%(a)	05/01/2032	$9,765,191		$9,837,873

Windward (GNMA)	14,000,778	103,000	8.500%		06/01/2032	13,342,264		13,434,399

Mountain View (FHA)	9,547,700	58,000	6.875	%(b)	01/01/2034	9,147,699		9,208,461

Red Run (FHA)	19,019,600	—	—		—	—		18,330,825

	$52,860,472	$224,000				$32,255,154	(c)	$50,811,558

	Outstanding Balance			Maturity Date	Base Interest Rate	Preferred Interest Rate

Additional Loan	2002		2001
Lifestyles (a):
Due Contractually	$1,817,665		$1,817,665	05/14/2007	—	—
Interest applied	(118,968)		(118,968)
Recorded Value	1,698,697		1,698,697

Windward	2,471,294		2,471,294	12/31/2003	7.5%	10%

Mountain View (b)	1,400,000		1,400,000	09/16/2003	7.0%	—

	$5,569,991	(d)	$5,569,991

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

(b)                           The Trust entered into a second modification agreement which reduced the interest rate on the Insured Mortgage by 1.25% per annum effective January 1, 1999 and continuing through December 31, 2004.  The Agreement eliminated the Preferred Interest required under the Additional Loan and changed the Trust’s participation in the surplus cash generated by the property.  Furthermore, debt service relief provided by the first modification was permanently forgiven.

(c)                            The aggregate cost for federal income tax purposes is $32,255,154.

(d)                           The aggregate cost for federal income tax purposes is $5,688,959.

Impaired Additional Loans

The Advisor of the Trust determined that the Lifestyles Additional Loan was impaired.  As a result, during 1998, a valuation allowance of $1,130,346 was established to adjust the carrying amount of the loan to the estimated fair market value of the collateral less anticipated costs of sale.  During 2001, the Trust received $118,968 of interest on the Additional Loan which was reflected as a reduction of the carrying amount of the loan and the valuation allowance.  In addition in the fourth quarter of 2001, the Trust further reduced the valuation allowance by $344,839 to $666,539 based upon the current estimated fair value of the underlying property.  As a result of the payoff proposal discussed above, the Trust has reversed the remaining valuation allowance of $666,539.  The Trust did not receive any interest payments on the Lifestyles Additional Loan during 2002 or 2000 and did not recognize any interest income during 2001 or 2000.  In connection with the anticipated payoff of the Lifestyles PIMI, the Trust recognized $343,660 of Additional Loan base interest in 2002 which was previously recorded as deferred income.

The Advisor of the Trust has determined that the Mountain View Additional Loan is impaired.  As a result, during 1998, a valuation allowance of $984,000 was established to adjust the carrying amount of the loan to the then estimated fair market value of the collateral less anticipated costs of sale. During 1999, the Trust increased the valuation allowance of Mountain View by $48,272.  The Trust will reflect interest receipts as reductions to the carrying amount of the loan and the valuation allowance until the valuation allowance is zero.  The Trust did not receive any interest payments or recognize any income on the Mountain View Additional Loan during 2002, 2001 or 2000.

The activity in the valuation allowance together with the related recorded and carrying value of the mortgage loans is as follows:

	Recorded Value	Valuation Allowance	Carrying Value

Lifestyles	$1,698,697	$—	$1,698,697

Mountain View	1,400,000	1,032,272	367,728

Balance at December 31, 2002	$3,098,697	$1,032,272	$2,066,425

The Trust also has deferred income related to Lifestyles and Mountain View of $343,659 and $367,383, respectively.

A reconciliation of activity for each of the three years in the period ended December 31, is as follows:

Insured Mortgages

	2002	2001	2000

Balance at beginning of period	$50,811,558	$59,752,085	$60,129,492

Insured Mortgage prepayments	(18,330,825)	(8,575,180)	—

Principal collections	(225,579)	(365,347)	(377,407)

Balance at end of period	32,255,154	$50,811,558	$59,752,085

Additional Loans

	2002	2001	2000

Balance at beginning of period	$3,871,180	$8,350,990	$8,350,990

Interest received and recognized as	—
Additional Loan prepayment		(118,968)	—

Additional Loan prepayments	—	(4,824,649)	—

Adjustment to valuation allowance	666,539	463,807	—

Balance at end of period	$4,537,719	$3,871,180	$8,350,990

Property descriptions:

•                  Lifestyles Apartments (“Lifestyles”) is a 236-unit garden style apartment complex located in Palm Harbor, Florida.

•                  Windward Lakes Apartments (“Windward”) is a 276-unit garden style apartment complex located in Pompano Beach, Florida.

•                  Mountain View Apartments (“Mountain View”) is a 256-unit apartment complex located in Madison, Alabama.

D.            PIMs

At December 31, 2002 and 2001, the Trust had investments in two PIMs and five PIMs, respectively.  The Trust’s PIMs consist of a sole participation interest in a HUD-insured first mortgage loan originated under the FHA lending program (the “Insured Mortgages”), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Trust generally through a subordinated promissory note and mortgage (the “Agreements”).

The Trust receives guaranteed level monthly payments of principal and interest, amortized over thirty to forty years.  HUD insures the FHA mortgage loans. The borrower usually cannot prepay the insured mortgage during the first five years but may prepay it thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Trust may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

Generally, the participation features consist of the following:  (i) “Minimum Additional Interest” at rates ranging from .5% to .75% per annum calculated on the unpaid principal balance of the Insured Mortgage on the underlying property, (ii) “Shared Income Interest” ranging from 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest received during such month, and (iii) “Shared Appreciation Interest” ranging from 25% to 30% of any increase in value of the underlying property in excess of a specified threshold.

Payment of participation interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by or HUD.  Payment of participation interest at the time of the prepayment of the PIM or upon its maturity generally cannot exceed 50% of any increase in value of the underlying property.

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

At December 31, 2002 and 2001 there are no Insured Mortgage loans within the Trust’s portfolio that are delinquent of principal or interest.

The Trust’s PIMs consisted of the following at December 31, 2002 and 2001:

PIM	Original Loan Amount	Approximate Monthly Payments	Interest Rate	Maturity Date	Balance Outstanding at December 31,

					2002		2001
River View (GNMA)	$9,284,877	$—	—	—	$—		$8,905,107

Mill Pond (FHA)	7,812,100	55,200	8.150%	01/01/2033	7,430,727		7,484,720

Waterford (FHA)	6,935,900	—	—	—	—		6,625,742

Rivergreens (FHA)	10,003,000	69,500	8.005%	04/01/2033	9,518,910		9,588,286

Lincoln Green (FNMA)	15,565,000	—	—	—	—		13,812,638

Total	$49,600,877	$124,700			16,949,637	(a)	$46,416,493

(a)               The aggregate cost for federal income tax purposes is $16,949,637.

A reconciliation of activity for each of the three years in the period ended December 31, is as follows:

	2002	2001	2000

Balance at beginning of period	$46,416,493	$46,892,234	$47,331,673

Insured Mortgage prepayments	(29,186,506)

Principal collections	(280,350)	(475,741)	(439,439)

Balance at end of period	$16,949,637	$46,416,493	$46,892,234

Property descriptions:

•          Mill Pond Apartments (“Mill Pond”) is a 146-unit apartment complex in Bellbrook, Ohio.

•          Rivergreens Apartments (“Rivergreens”) is a 208-unit apartment complex in Gladstone, Oregon.

E.             MBS

At December 31, 2002, the Trust’s MBS portfolio had an amortized cost of $5,861,359 and gross unrealized gains of $451,762.  At December 31, 2001, the Trust’s MBS portfolio had an amortized cost of $9,546,823 and gross unrealized gains of $578,628.  At December 31, 2001, the Trust’s FHA insured mortgage loan had an amortized cost of $4,845,897 and a gross unrealized gain of $327,232.  The Trust’s MBS have maturities ranging from 2008 to 2032.

On August 27, 2002, the Trust received $4,856,759 representing the principal proceeds on the first mortgage loan from the Rosemont Apartments MBS.  In addition, the Trust received a prepayment premium of $194,270 from this payoff.  On September 12, 2002, the Trust paid a special dividend of $0.34 per share from the proceeds of the Rosemont Apartments MBS prepayment.

On May 15, 2002 the Trust received $2,487,447 representing the principal proceeds on the first mortgage loan from the Parkwest Apartments MBS.  In addition, the Trust received a prepayment premium of $49,749 from this payoff.  On June 19, 2002, the Trust paid a special dividend of $0.17 per share from the proceeds of the Parkwest Apartments MBS prepayment.

Maturity Date	Fair Value	Unrealized Gain/(Loss)

2003 – 2007	$—	$—
2008 – 2012	41,065	1,294
2013 – 2032	6,272,056	450,468

Total	$6,313,121	$451,762

F.             Shareholders’ Equity

Under the Declaration of Trust and commencing with the initial closing of the public offering of shares, the Trust has declared and paid dividends on a quarterly basis.  During the period in which the Trust qualifies as a REIT, the Trust has and will pay quarterly dividends aggregating at least 90% of taxable income on an annual basis to be allocated to the shareholders in proportion to their respective number of shares.

In order for the Trust to maintain its REIT status with respect to the requirements of Share ownership, the Declaration of Trust prohibits any investor from owning, directly or indirectly, more than 9.8% of the outstanding Shares unless an exemption is granted by the Trustees and empowers the Trustees to refuse to permit any transfer of Shares which, in their opinion, would jeopardize the status of the Trust as a REIT.

G.            Related Party Transactions

Under the terms of the Advisory Service Agreement, the Advisor receives an Asset Management Fee equal to .75% per annum of the value of the Trust’s actual and committed invested assets payable quarterly. The Trust also reimburses affiliates of the Advisor for certain costs incurred in connection with maintaining the books and records of the Trust, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.  Included in general and administrative expenses are legal fees and expenses paid by the Trust to an affiliate of $20,851, $12,033 and $3,305, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Trust received interest collections on Additional Loans with affiliates of the Advisor of $155,738 in 2001 and $173,544 in 2000.  In addition, the Trust received $3,431,133 in 2001 and $174,505 in 2000 related to Participation Interest income.

H.            Original Shares

Upon termination of the Trust, an affiliate of the Advisor is committed to pay to holders of Original Shares the amount (if any) by which (a) the Shareholders’ Original Investments exceed (b) all Dividends (as defined in the prospectus) paid by the Trust with respect to such Original Shares.  Original Shares are those Shares purchased during the Trust’s initial public offering either through purchase or through the dividend reinvestment program and held until the last mortgage held by the Trust is repaid or disposed of.

I.              Federal Income Taxes

Net income per statement of income		$7,782,345

Less:	Book to tax difference for Additional Loan interest income	(984,386)

Less:	Reduction of provision for impaired mortgage loans	(666,539)

Less:	Book to tax difference for amortization of prepaid fees and expenses	(884,100)

Net income for federal income tax purposes		$5,247,320

The Trust paid dividends of $4.98 per share during 2002 which represents approximately $0.35 from ordinary income and $4.63 represents a non-taxable distribution for federal income tax purposes.

The basis of the Trust’s assets for financial reporting purposes is less than its tax basis by approximately $5,576,000 and $7,021,000 at December 31, 2002 and 2001, respectively.  The basis of the Trust’s liabilities for financial reporting purposes exceeded its tax basis by approximately $1,351,000 and $2,314,000 at December 31, 2002 and 2001, respectively.

J.                                        Fair Value Disclosures of Financial Instruments

The Trust uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MBS

The Trust estimates the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions the Trust’s investments in MBS had gross unrealized gains of approximately $452,000 at December 31, 2002 and $906,000 at December 31, 2001.

PIMs and PIMIs

There is no active trading market for these investments.  Accordingly, management estimates the fair value of the PIMs and the insured mortgage portion of the PIMIs using quoted market prices of MBS having the same stated coupon rate as the Insured Mortgages. Additional Loans are based on the lower of the estimated collection value of the loan or the remaining principal balance of the loan as an estimate of the fair value of the loan is not practicable.  Management does not include any participation income in the Trust’s estimated fair values, as Management does not believe it can predict the time of realization of the feature with any certainty.  Based on the estimated fair value determined using these methods and assumptions, the Trust’s investments in PIMs and PIMIs had gross unrealized gains of approximately $2,832,000 at December 31, 2002 and $2,403,000 at December 31, 2001.

At December 31, 2002 and 2001, the Trust estimated the fair value of its financial instruments as follows:

	(amounts in thousands)
	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value

Cash and cash equivalents	$1,986	$1,986	$13,154	$13,154

MBS	6,313	6,313	15,299	14,971

PIMs and PIMIs:
PIMs	17,708	16,950	47,803	46,416
Insured mortgages	34,329	32,255	51,828	50,812
Additional Loans	4,538	4,538	3,871	3,871

	$64,874	$62,042	$131,955	$129,224

K.                                  Subsequent Event

On January 21, 2003, the Trust received a prepayment of the Mill Ponds I PIM of $7,430,727 representing the principal proceeds on the first mortgage.  The underlying property value had not increased sufficiently to meet the criteria for the Trust to earn any participation interest.  The Trust has declared a special dividend of $0.50 per share from the proceeds of the Mill Ponds I PIM which will be paid in the first half of 2003.

On March 12, 2003, the Trust received a pre-payment of the Lifestyles PIMI of $11,588,271 representing the sale proceeds of the Ginnie Mae MBS at par of $9,746,038, accrued interest on the MBS of $24,568 and full payment of the Additional Loan of $1,817,665.  The Trust has declared a special dividend of $0.77 per share from the proceeds of the Lifestyles PIMI which will be paid in the first half of 2003.

KRUPP GOVERNMENT INCOME TRUST

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

2002	Balance at beginning of period	Charged to costs and expenses	Reversals	Balance at end of period

Description

Additional Loan impairment provision	$1,698,811	$—	$(666,539)	$1,032,272

2001	Balance at beginning of period	Charged to costs and expenses	Recoveries	Balance at end of period

Description

Additional Loan impairment provision	$2,162,618	$—	$(463,807)	$1,698,811

2000	Balance at beginning of period	Charged to costs and expenses	Recoveries	Balance at end of period

Description

Additional Loan impairment provision	$2,162,618	$—	$—	$2,162,618

KRUPP GOVERNMENT INCOME TRUST

SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

	For the Quarter Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Total revenues	$2,671,810	$2,907,424	$1,460,584	$1,970,759

Net income	$2,086,813	$2,328,365	$1,056,691	$2,310,476

Earnings per Share	$0.14	$0.15	$0.07	$0.16

	For the Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Total revenues	$2,795,745	$2,731,138	$6,059,462	$6,946,031

Net income	$2,140,379	$2,045,187	$5,360,536	$6,426,116

Earnings per Share	$0.14	$0.14	$0.35	$0.43