Form 10-Q
period 2003-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 2003-05-13
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from________to________

                         Commission file number 0-19244

                          Krupp Government Income Trust

                     Massachusetts                                4-3089272
(State or other jurisdiction of                                 (IRS employer
 incorporation or organization)                              identification no.)

One Beacon Street, Boston, Massachusetts                           02108
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

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by in Exchange Act Rule 12b-2).

Yes |_| No |X|

                         Part I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report."

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS


                                              ASSETS
                                                                         March 31,     December 31,
                                                                            2003           2002
                                                                        ------------   ------------
Participating Insured Mortgage Investments
 ("PIMIs") (Note 2)
   Insured Mortgages                                                    $ 22,449,659   $ 32,255,154
   Additional Loans, net of impairment provision
      of $1,032,272                                                        2,839,022      4,537,719
Participating Insured Mortgages ("PIMs")(Note 2)                           9,500,670     16,949,637
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)      6,082,966      6,313,121
                                                                        ------------   ------------

            Total mortgage investments                                    40,872,317     60,055,631

Cash and cash equivalents                                                 22,076,991      1,986,243
Interest receivable and other assets                                         271,562        370,542
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $755,856
 and $738,546 respectively                                                    28,850         46,160
Prepaid participation servicing fees, net of
 accumulated amortization of $250,664 and
 $683,812, respectively                                                       10,898         62,497
                                                                        ------------   ------------

            Total assets                                                $ 63,260,618   $ 62,521,073
                                                                        ============   ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                     $    847,928   $  1,351,768
Other liabilities                                                             43,429         48,938
                                                                        ------------   ------------

            Total liabilities                                                891,357      1,400,706
                                                                        ------------   ------------

Shareholders' equity (Note 4):
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares issued and outstanding            60,668,605     60,668,605

   Retained earnings                                                       1,218,841             --

   Accumulated comprehensive income                                          481,815        451,762
                                                                        ------------   ------------

            Total Shareholders' equity                                    62,369,261     61,120,367
                                                                        ------------   ------------

            Total liabilities and Shareholders' equity                  $ 63,260,618   $ 62,521,073
                                                                        ============   ============

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                    For the Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                      2003          2002
                                                  -----------   -----------
Revenues:
    Interest income - PIMs and PIMIs:
        Basic interest                            $   756,553   $ 1,372,488
        Additional loan interest (Note 2)             503,840        80,091
        Participation interest (Note 2)             1,074,811       871,625
    Interest income - MBS                             112,548       291,986
    Interest income - cash and cash equivalents        49,397        55,620
                                                  -----------   -----------

           Total revenues                           2,497,149     2,671,810
                                                  -----------   -----------

Expenses:
    Asset management fee to an affiliate               90,903       170,484
    Expense reimbursements to affiliates               97,677        36,811
    Amortization of prepaid fees and expenses          68,909       275,983
    General and administrative                        117,630       101,719
                                                  -----------   -----------

           Total expenses                             375,119       584,997
                                                  -----------   -----------

Net income                                          2,122,030     2,086,813

Other comprehensive income:
      Net change in unrealized gain on MBS             30,053        17,439
                                                  -----------   -----------

Total comprehensive income                        $ 2,152,083   $ 2,104,252
                                                  ===========   ===========

Basic earnings per Share                          $       .14   $       .14
                                                  ===========   ===========

Weighted average Shares outstanding                15,053,135    15,053,135
                                                  ===========   ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ----------------------------
                                                                 2003            2002
                                                             ------------    ------------
Operating activities:
    Net income                                               $  2,122,030    $  2,086,813
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Amortization of discounts                                     (170)           (788)
       Amortization of prepaid fees and expenses                   68,909         275,983
       Changes in assets and liabilities:
         Decrease in interest receivable and other assets          98,980         180,302
         Decrease in deferred income on Additional Loans         (503,840)        (80,091)
         Increase (decrease) in other liabilities                  (5,509)         31,246
                                                             ------------    ------------

                 Net cash provided by operating activities      1,780,400       2,493,465
                                                             ------------    ------------

Investing activities:
    Principal collections on MBS                                  260,378         373,475
    Principal collections on PIMs and Insured Mortgages        17,254,462      25,124,108
    Principal collections on Additional Loans                   1,698,697              --
                                                             ------------    ------------

                 Net cash provided by investing activities     19,213,537      25,497,583
                                                             ------------    ------------

Financing activity:
    Dividends                                                    (903,189)    (35,525,398)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents           20,090,748      (7,534,350)

Cash and cash equivalents, beginning of period                  1,986,243      13,154,231
                                                             ------------    ------------

Cash and cash equivalents, end of period                     $ 22,076,991    $  5,619,881
                                                             ============    ============

Non cash activities:
       Increase in unrealized gain on MBS                    $     30,053    $     17,439
                                                             ============    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2003, the results of operations and its cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At March 31, 2003, the Trust's PIMs and PIMIs, had a fair value of $36,596,587 including gross unrealized gains of $1,439,508. Fair value of the insured first mortgage and the GNMA MBS backed by an insured first mortgage are based on MBS with similar interest rates or on expected payoff proceeds. Fair value includes the estimated collection value of the Additional Loans. Fair value does not include any value for the participation features. The PIMs and PIMIs have maturities ranging from 2003 to 2034. At March 31, 2003, there are no PIMs or PIMIs within the Trust's portfolio that are delinquent of principal or interest.

      Mountain View has been adversely affected by the competitive rental housing market. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Trust maintains a valuation allowance of $1,032,272 for Mountain View.

      On March 27, 2003, the Trust received a prepayment of the Rivergreens Apartments Subordinated Promissory Note. The Trust received $547,978 of Shared Appreciation Interest and $383,297 of Minimum Additional Interest. On April 10, 2003, the Trust received $9,500,670 representing the principal proceeds on the first mortgage. On May 9, 2003, the Trust paid a special dividend of $0.70 per share from the proceeds of the Rivergreens Apartments PIM prepayment.

      On March 12, 2003, the Trust sold the Lifestyles Ginnie Mae MBS at par of $9,746,038 to the borrower of the Lifestyles PIMI. Concurrently, the borrower paid off the full amount due on the Additional Loan of $1,817,665. In addition, the Trust recognized $343,659 of Additional Loan interest previously recorded as deferred income on the Additional Loan. On May 7, 2003, the Trust paid a special dividend of $0.77 per share from the proceeds of the Lifestyles Apartments PIMI.

      On January 21, 2003, the Trust received a prepayment of the Mill Ponds I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Ponds I PIM.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

3.    MBS

      At March 31, 2003, the Trust's MBS portfolio had an amortized cost of $5,601,151 and unrealized gains of $481,815. The portfolio has maturities ranging from 2008 to 2032.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for the three months ended March 31, 2003 is as follows:

                                       Total                         Accumulated
                                      Common         Retained       Comprehensive   Shareholders'
                                       Stock         Earnings          Income          Equity
                                   -------------   -------------    -------------   -------------
Balance at December 31, 2002       $  60,668,605   $          --    $     451,762   $  61,120,367

Net income                                    --       2,122,030               --       2,122,030

Dividends                                     --        (903,189)              --        (903,189)

Change in unrealized gain on MBS              --              --           30,053          30,053
                                   -------------   -------------    -------------   -------------

Balance at March 31, 2003          $  60,668,605   $   1,218,841    $     481,815   $  62,369,261
                                   =============   =============    =============   =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $22.1 million as well as the cash inflows provided by PIMs, PIMIs, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its PIMs and PIMIs. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors. As described more fully below, the Advisor has declared special dividends related to the Mill Ponds I and Lifestyles payoffs that will result in the distribution of $19.1 million of this cash in the form of a special dividend in the second quarter of 2003.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $900,000 and special dividends. Funds for dividends come from interest income received on PIMs, PIMIs, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on PIMs, PIMIs and MBS. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $0.06 per share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special dividend. The Advisor will make a recommendation to the Trustees at the May board meeting to reduce the dividend rate from $0.06 per share to $0.02 per share effective as of the August 2003 dividend.

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

On March 27, 2003, the Trust received a prepayment of the Rivergreens Apartments Subordinate Promissory Note. The Trust received $547,978 of Shared Appreciation Interest and $383,297 of Minimum Additional Interest. On April 10, 2003, the Trust received $9,500,670 representing the principal proceeds on the first mortgage. On May 9, 2003, the Trust paid a special dividend of $0.70 per share from the proceeds of the Rivergreens Apartments PIM prepayment.

On March 12, 2003, the Trust sold the Lifestyles Ginnie Mae MBS at par of $9,746,038 to the borrower of the Lifestyles PIMI. Concurrently, the borrower paid off the full amount due on the Additional Loan of $1,817,665. In addition, the

Trust recognized $343,659 of Additional Loan interest previously recorded as deferred income on the Additional Loan. On May 7, 2003, the Trust paid a special dividend of $0.77 per share from the proceeds of the Lifestyles Apartments PIMI.

On January 21, 2003, the Trust received a prepayment of the Mill Ponds I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Ponds I PIM.

The two remaining PIMI investments operate under workout agreements with the Trust. The Mountain View and Windward Lakes agreements have modified the borrowers' obligations to make Additional Loan interest payments, regardless of whether the property generates sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. The Trust did not receive any Additional Loan interest or Surplus Cash payments from either of its PIMIs during the first quarter of 2003. For the underlying property's fiscal year ending December 31, 2002, Windward Lakes did not generate any Surplus Cash. For the underlying property's fiscal year ending December 31, 2002, Mountain View did not generate any Surplus Cash.

The Trust's participation in current operations at Windward Lakes is 50% of any Surplus Cash as determined under HUD guidelines, and the Additional Loan interest is payable out of its share of Surplus Cash. Any unpaid Additional Loan interest accrues at 7.5% per annum. When the property is sold or refinanced or the PIMI is repaid, the Trust will receive 50% of any net proceeds remaining after repayment of the insured mortgage, the Additional Loan, the interest rate relief, accrued and unpaid Additional Loan interest and the Borrower's equity up to the point that the Trust has received a cumulative, non-compounded 10% preferred return on its investment in the PIMI.

The Windward Lakes Additional Loan was scheduled to mature in July of 2002. However, the Advisor agreed to extend the maturity date of the Additional Loan to December 31, 2003. In return, the borrower agreed to modify the Participating Appreciation Interest provision under the Subordinated Promissory Note. Under this agreement, the property was appraised to determine the floor value for the Participating Appreciation Interest provision if the property is not sold prior to July 1, 2003. If the property is sold to an unrelated third party prior to July 1, 2003, the floor will continue to be the value of the property upon sale. If the property is neither sold nor refinanced but repaid by the borrower prior to July 31, 2003, the floor will be $19,000,000, which was determined by the appraisal completed as of December 31, 2002. In all other situations the Participating Appreciation Interest will be based on the greater of the floor value or the value determined at the time of sale, refinance or payoff. Under either scenario, the call provision in the Subordinated Promissory Note would be reduced from 12 months to 6 months. The borrower has notified the Trust that it intends to payoff the Windward Lakes PIMI during the second quarter of 2003. If this payoff happens, the Trust will receive all of its accrued interest from the workout agreement that expired at the end of 2000 plus some participating interest.

Mountain View has experienced problems due to competitive market conditions. In June 1999, the Trust approved a second workout that runs through 2004. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until 2004, and to change the participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust's participation in Surplus Cash generated by the property and its application towards Additional Loan interest. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

During 2002, operating results at Mountain View have deteriorated. Both a fire at the property in early 2001 and soft market conditions has affected occupancy and rental rate income. A building with 20 three-bedroom apartments was out of service for 18 months as a result of the fire. All construction work was completed in mid-2002, with insurance proceeds covering the total cost of the restoration and a portion of the rental income. Occupancy in the remaining units has been affected by local economic conditions. These factors have made the rental market much more competitive for apartments owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income was down in 2002. At the same time, both insurance costs and real estate taxes have increased dramatically, further deteriorating operating results. As a result of the factors described above, the Trust maintains a valuation allowance of $1,032,272.

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

There are contractual restrictions on the repayment of the PIMIs. During the first five years of the investment, borrowers are prohibited from repayment. During the second five years, the PIMI borrowers can prepay the insured first mortgage and the Additional Loan by satisfying any contractual obligations. The participation features and Additional Loans are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

The Trust has the option to call all the PIMIs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. If the call feature is exercised then the insurance feature of the loan would be canceled. Therefore, the Advisor will determine the merits of exercising the call option for each PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's remaining PIM and PIMI investments, impaired mortgage loans, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The Trust accounts for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust has both the intention and ability to hold these investments to expected maturity. The Trust carries these MBS at amortized cost. The insured mortgage portion of the FHA PIM or FHA PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA. The Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures". The Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

Net income of the Trust increased for the first quarter 2003 as compared to the same period in 2002 due primarily to increases in participation income, additional loan interest and decreases in asset management fees and amortization expense. This increase is partially offset by an increase in expense reimbursements to affiliates and decreases in basic interest income on PIMs and PIMIs and interest income on MBS. Participation interest increased due to the collections of participation interest from the Rivergreens PIM and Lifestyles PIMI payoffs in 2003 being greater than the participation interest collected from the Waterford PIM payoff in 2002. Additional loan interest increased due to the recognition of deferred income from the Lifestyles Apartment PIMI payoff during the first quarter of 2003 and an increase in the amount of deferred income recognized on the Windward Lakes PIMI. Asset management fees decreased due to principal collections and prepayments. Amortization expense decrease due primarily to the Riverview, Waterford and Lincoln Green PIM payoffs in 2002 and the full amortization of prepaid fees and expenses for the Lifestyles and Windward Lakes PIMIs in 2002.

Expense reimbursements to an affiliate increased due to a change in the estimated cost of 2002 activity that was paid in the first quarter of 2003. Basic interest income on PIMs and PIMIs decreased due to the payoffs of the Mill Ponds I PIM in the first quarter of 2003 and the payoffs of the Lincoln Green Apartments, River View Apartments and Waterford Apartments PIMs in 2002. Interest income on MBS decreased due to the payoffs of the Rosemont Apartments MBS in August 2002 and the Parkwest Apartments MBS payoff in May of 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in insured mortgages and MBS are guaranteed and/or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae and FHLMC are federally chartered private corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

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

The Trust included in cash and cash equivalents approximately $20.9 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2003, the Trust's remaining PIM, PIMIs and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold all of its PIM and PIMI investments to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value for any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIM and PIMIs, the Trust incorporates prepayment assumptions into planning as individual properties notify the Trust of the intent to prepay or as they are scheduled to mature.

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

                                    Krupp Government Income Trust
                                            (Registrant)


                                    BY:   /s/ Alan Reese
                                       ----------------------------------------
                                       Alan Reese
                                       Treasurer and Chief Accounting Officer
                                       of Krupp Government Income Trust

Date: April 28, 2003

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust II;

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

Date: April 28, 2003

                                              /s/ Douglas Krupp
                                        ------------------------------
                                                  Douglas Krupp
                                             Chairman of the Board

Certifications

I, Alan Reese, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Government Income Trust II;

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

Date: April 28, 2003

                                              /s/ Alan Reese
                                        --------------------------------
                                                  Alan Reese
                                           Chief Accounting Officer