Form 10-Q
period 2003-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 2003-08-14
CIK 857264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

Yes |_| No |X|

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                     ASSETS

                                                                             June 30,       December 31,
                                                                               2003             2002
                                                                           -----------      ------------
Participating Insured Mortgage Investments
   ("PIMIs") (Note 2)
   Insured Mortgages                                                       $ 9,115,391      $32,255,154
   Additional Loans, net of impairment provision
    of $1,032,272                                                              367,728        4,537,719
Participating Insured Mortgages ("PIMs")(Note 2)                                    --       16,949,637
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)        5,526,653        6,313,121
                                                                           -----------      -----------

           Total mortgage investments                                       15,009,772       60,055,631

Cash and cash equivalents (Note 2)                                          19,955,254        1,986,243
Interest receivable and other assets                                           105,961          370,542
Prepaid acquisition fees and expenses, net
  of accumulated amortization of $773,166
  and $738,546, respectively                                                    11,540           46,160
Prepaid participation servicing fees, net of
  accumulated amortization of $257,203 and
  $683,812, respectively                                                         4,359           62,497
                                                                           -----------      -----------

           Total assets                                                    $35,086,886      $62,521,073
                                                                           ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                        $   367,383      $ 1,351,768
Other liabilities                                                               34,451           48,938
                                                                           -----------      -----------

           Total liabilities                                                   401,834        1,400,706
                                                                           -----------      -----------

Shareholders' equity (Note 4)
   Common stock, no par value; 17,510,000
   Shares authorized; 15,053,135 Shares issued and outstanding              34,459,920       60,668,605

   Accumulated comprehensive income                                            225,132          451,762
                                                                           -----------      -----------

           Total Shareholders' equity                                       34,685,052       61,120,367
                                                                           -----------      -----------

           Total liabilities and Shareholders' equity                      $35,086,886      $62,521,073
                                                                           ===========      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          For the Three Months                  For the Six Months
                                                             Ended June 30,                       Ended June 30,
                                                    -------------------------------       -----------------------------
                                                         2003              2002              2003               2002
                                                    ------------       ------------       -----------       -----------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                                $  1,029,551       $  1,248,030       $ 1,786,104       $ 2,620,518
      Additional Loan interest (Note 2)                1,451,120             80,091         1,954,960           160,182
      Participation interest (Note 2)                    719,682          1,092,626         1,794,493         1,964,251
   Interest income - MBS                                 106,916            451,728           219,464           743,714
   Interest income - cash and cash equivalents            45,677             34,949            95,074            90,569
                                                    ------------       ------------       -----------       -----------

         Total revenues                                3,352,946          2,907,424         5,850,095         5,579,234
                                                    ------------       ------------       -----------       -----------

Expenses:
   Asset management fee to an affiliate                   48,060            157,141           138,963           327,625
   Expense reimbursements to affiliates                   57,999             55,377           155,676            92,188
   Amortization of prepaid fees and expenses              23,849            248,967            92,758           524,950
   General and administrative                             92,699            117,574           210,329           219,293
                                                    ------------       ------------       -----------       -----------

         Total expenses                                  222,607            579,059           597,726         1,164,056
                                                    ------------       ------------       -----------       -----------

Net income                                             3,130,339          2,328,365         5,252,369         4,415,178

Other comprehensive income:
   Net change in unrealized gain on MBS                 (256,683)          (199,669)         (226,630)         (182,230)
                                                    ------------       ------------       -----------       -----------

Total comprehensive income                          $  2,873,656       $  2,128,696       $ 5,025,739       $ 4,232,948
                                                    ============       ============       ===========       ===========

Basic earnings per Share                            $        .21       $        .15       $       .35       $       .29
                                                    ============       ============       ===========       ===========

Weighted average Shares outstanding                          15,053,135                            15,053,135
                                                             ==========                            ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                      For the Six Months
                                                                        Ended June 30,
                                                               -------------------------------
                                                                   2003               2002
                                                               ------------       ------------
Operating activities:
   Net income                                                  $  5,252,369       $  4,415,178
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Amortization of discounts                                        (788)          (150,057)
      Amortization of prepaid fees and expenses                      92,758            524,950
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets           264,581            257,062
         Decrease in deferred income on Additional Loans           (984,385)          (160,182)
         Increase (decrease) in other liabilities                   (14,487)            96,793
                                                               ------------       ------------

   Net cash provided by operating activities                      4,610,048          4,983,744
                                                               ------------       ------------

Investing activities:
    Principal collections on MBS                                    560,626          3,210,055
    Principal collections on Additional Loans                     4,169,991                 --
    Principal collections on PIMs and Insured Mortgages          40,089,400         34,168,490
                                                               ------------       ------------

    Net cash provided by investing activities                    44,820,017         37,378,545
                                                               ------------       ------------

Financing activity:
   Dividends                                                    (31,461,054)       (49,825,877)
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents             17,969,011         (7,463,588)

Cash and cash equivalents, beginning of period                    1,986,243         13,154,231
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $ 19,955,254       $  5,690,643
                                                               ============       ============

Non cash activities:
   Decrease in unrealized gain on MBS                          $   (226,630)      $   (182,230)
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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At June 30, 2003, the Trust's remaining PIMI had a fair value of $9,639,526 including a gross unrealized gain of $524,135. Fair value of the FHA insured first mortgage is based on MBS with similar interest rates or on expected payoff proceeds. Fair value includes the estimated collection value of the Additional Loan. Fair value does not include any value for the participation features. The remaining PIMI matures in 2034. At June 30, 2003, the remaining PIMI was not delinquent of principal or interest.

      Mountain View has been adversely affected by the competitive rental housing market. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Trust maintains a valuation allowance of $1,032,272 for Mountain View.

      On May 30, 2003, the Trust received a prepayment of the Windward Lakes Apartments Subordinated Promissory Note and the Windward Lakes Apartments Additional Loan. The Trust received $2,471,294 of Additional Loan principal, $970,575 of Additional Loan interest, $719,682 of Shared Appreciation Interest and $684,291 of accrued interest from the workout agreement that expired in 2000. On June 16, 2003, the Trust received $13,301,440 in principal proceeds on the first mortgage note. In addition, the Trust recognized $373,757 of Additional Loan interest that had been previously received and recorded as deferred income on the Additional Loan. On July 24, 2003, the Trust paid a special dividend of $1.22 per share from the proceeds of the Windward Lakes prepayment.

      On March 27, 2003, the Trust received a prepayment of the Rivergreens Apartments Subordinated Promissory Note. The Trust received $547,978 of Shared Appreciation Interest and $383,297 of Minimum Additional Interest. On April 10, 2003, the Trust received $9,500,670 representing the principal proceeds on the first mortgage loan from the Rivergreens Apartments PIM. On May 9, 2003, the Trust paid a special dividend of $0.70 per share from the proceeds of the Rivergreens Apartments PIM prepayment.

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

      On January 21, 2003, the Trust received a prepayment of the Mill Pond I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Pond I PIM.

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

3.    MBS

      At June 30, 2003, the Trust's MBS portfolio had an amortized cost of $5,301,521 and unrealized gains of $225,132. The portfolio has maturities ranging from 2008 to 2032.

4.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended June 30, 2003 is as follows:

                                         Total                            Accumulated
                                        Common            Retained       Comprehensive     Shareholders'
                                         Stock            Earnings          Income            Equity
                                      ------------       -----------       ---------      -------------
Balance at December 31, 2002          $ 60,668,605       $        --       $ 451,762       $ 61,120,367

Net income                                      --         5,252,369              --          5,252,369

Dividends                              (26,208,685)       (5,252,369)             --        (31,461,054)

Change in unrealized gain on MBS                --                --        (226,630)          (226,630)
                                      ------------       -----------       ---------       ------------

Balance at June 30, 2003              $ 34,459,920       $        --       $ 225,132       $ 34,685,052
                                      ============       ===========       =========       ============

5.    Subsequent Event

      On July 15, 2003, the Trust received a prepayment of the Pointe East Apartments insured mortgage for $3,251,119. The Trust also received a prepayment premium of $130,045 from this payoff. On August 4, 2003, the Trust paid a special dividend of $0.23 per share from the proceeds of the Pointe East Apartments insured mortgage payoff.

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

Liquidity and Capital Resources

At June 30, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $20.0 million as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors. As described more fully below, the Advisor has declared a special dividend related to the Windward Lakes payoff that will result in the distribution of $18.4 million of this cash in the form of a special dividend in the third quarter of 2003.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $300,000 and special dividends. Funds for dividends come from interest income received on the remaining PIMI, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on the remaining PIMI and MBS. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease which may result in periodic adjustments to the dividends paid to the investors.

The Advisor periodically reviews the dividend rate to determine whether an adjustment is necessary based on projected future cash flows. The current dividend rate is $0.02 per share per quarter. The Trustees, based on the Advisor's recommendations, generally set a dividend rate that provides for level quarterly dividends. To the extent quarterly dividends do not fully utilize the cash available for distribution and cash balances increase, the Advisor may adjust the dividend rate or distribute such funds through a special dividend.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage, the Trust's investment in the remaining PIMI also may provide additional income through the interest on the Additional Loan portion of the PIMI as well as participation interest based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying property. However, collection of the Additional Loan principal and interest and interest from the participation feature are neither guaranteed nor insured and depend upon the successful operations of the underlying property.

On July 15, 2003, the Trust received a prepayment of the Pointe East Apartments insured mortgage for $3,251,119. The Trust also received a prepayment premium of $130,045 from this payoff. On August 4, 2003, the Trust paid a special dividend of $0.23 per share from the proceeds of the Pointe East Apartments insured mortgage payoff.

On May 30, 2003, the Trust received a prepayment of the Windward Lakes Apartments Subordinated Promissory Note and the Windward Lakes Apartments Additional Loan. The Trust received $2,471,294 of Additional Loan principal, $970,575 of Additional Loan interest, $719,682 of Shared Appreciation Interest and $684,291 of accrued interest from the workout agreement that expired in 2000. On June 16, 2003, the Trust received $13,301,440 in principal proceeds on the first mortgage note. In addition, the Trust recognized $373,757 of Additional Loan interest that had been previously received and recorded as deferred income on the Additional Loan. On July 24, 2003, the Trust paid a special dividend of $1.22 per share from the proceeds of the Windward Lakes prepayment.

On March 27, 2003, the Trust received a prepayment of the Rivergreens Apartments Subordinated Promissory Note. The Trust received $547,978 of Shared Appreciation Interest and $383,297 of Minimum Additional Interest. On April 10,

2003, the Trust received $9,500,670 representing the principal proceeds on the first mortgage loan from the Rivergreens Apartments PIM. On May 9, 2003, the Trust paid a special dividend of $0.70 per share from the proceeds of the Rivergreens Apartments PIM prepayment.

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

On January 21, 2003, the Trust received a prepayment of the Mill Pond I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Pond I PIM.

The remaining PIMI investment operates under a workout agreement with the Trust. The Mountain View agreement modifies the borrower's obligation to make Additional Loan interest payments, regardless of whether the property generates sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. The Trust did not receive any Additional Loan interest or Surplus Cash payments from its remaining PIMI during the first six months of 2003. For the underlying property's fiscal year ending December 31, 2002, Mountain View did not generate any Surplus Cash.

Mountain View has experienced problems due to competitive market conditions. In June 1999, the Trust approved a second workout. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter until 2004, and to change the loan's participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust's participation in Surplus Cash generated by the property and its application towards Additional Loan interest. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

Under the restructuring described above, management determined that the new interest rate level of the loan was at or above the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring. Accordingly, the restructuring and new rate was accounted for prospectively and not as a troubled debt restructuring.

During 2002, operating results at Mountain View deteriorated. A building with 20 three-bedroom apartments was out of service for 18 months as a result of a fire in 2001. Reconstruction work necessitated by the fire was completed in mid-2002, with insurance proceeds covering the total cost of the restoration and a portion of the rental income. Additionally, occupancy in the remaining units has been affected by local economic conditions. These factors have made the rental market much more competitive for apartment owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income was down in 2002. At the same time, both insurance costs and real estate taxes have increased dramatically, further deteriorating operating results. As a result of the factors described above, the Trust maintains a valuation allowance of $1,032,272.

Whether the operating performance of Mountain View provides sufficient cash flow from operations to pay either the Additional Loan principal and interest or participation income will depend on factors that the Trust has little or no control over. Should the property be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and could affect the value of the Additional Loan collateral.

There are contractual restrictions on the repayment of the remaining PIMI. During the first five years of the investment, the borrower is prohibited from repayment. During the second five years, the borrower can prepay the insured first mortgage and the Additional Loan by satisfying any contractual obligations. The participation feature and Additional Loan are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

The Trust has the option to call the remaining PIMI by accelerating the maturity if the loan is not prepaid by the tenth year after permanent funding. If the call feature is exercised then the insurance feature of the loan would be canceled.

Therefore, the Advisor will determine the merits of exercising the call option for the remaining PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's remaining PIMI investment, impaired mortgage loan, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

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

Impaired loans are those Additional Loans which the Advisor believes that the collection of all amounts due in accordance with the contractual terms of the loan agreement are not likely. Impaired loans are measured based on the fair value of the underlying collateral net of estimated selling costs. The Trust measures impairment on these loans quarterly using the most current operating information available. Interest received on the impaired loans is applied against the loan principal.

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

Results of Operations

Net income of the Trust increased for the three months ending June 30, 2003 as compared to the same period ending June 30, 2002 primarily due to an increase in additional loan interest and a decrease in amortization expense. This is partially offset by decreases in basic interest on PIMS, participation interest and interest income on MBS. Additional loan interest increased due to the collection of base interest and the recognition of deferred revenue from the payoff of the Windward Lakes PIMI in May of 2003. Amortization expense decreased due primarily to the Rivergreen Apartments PIM payoff in March of 2003, the River View and Lincoln Green PIM payoffs in 2002 and the full recognition of prepaid fees and expenses for the Lifestyles and Windward Lakes PIMIs in 2002 and Mill Pond I Apartments PIM in January of 2003. Basic interest on PIMs decreased primarily due to the River View and Lincoln Green PIM payoffs in 2002 and the 2003 payoffs of Mill Pond I and the Rivergreen Apartments PIMs and the Lifestyles PIMI. The decrease was partially offset by the accrued workout interest received from the Windward Lakes PIMI payoff. Participation interest decreased due to the collections of participation interest from the River View and Lincoln Green payoffs in 2002 being greater than the participation interest collected from the Windward Lakes payoff in 2003. Interest income on MBS decreased primarily due to the payoffs of the Rosemont Apartments MBS in August of 2002 and the Parkwest Apartments MBS in May of 2002.

Net income of the Trust increased for the six months ending June 30, 2003 as compared to the same period ending June 30, 2002 primarily due to an increase in additional loan interest and a decrease in amortization expense. This is partially offset by an increase in expense reimbursement to affiliates and decreases in basic interest income on PIMs and PIMIs and interest income on MBS. Additional loan interest increased due to the collection of base interest and the recognition of deferred revenue from the payoff of the Windward Lakes PIMI in May of 2003. The Trust also recognized deferred revenue from the Lifestyles PIMI payoff in March of 2003. Asset management fees decreased due to principal collections and prepayments. Amortization expense decreased due primarily to the River View, Waterford and Lincoln Green PIM payoffs in 2002 and the full recognition of prepaid fees and expenses for the Mill Pond I PIM in January of 2003 and the Lifestyles and Windward Lakes PIMIs in 2002.

Expense reimbursement to affiliates increased due to a change in the estimated cost of services provided to the Trust in 2002. Basic interest income on PIMs and PIMIs decreased due primarily to the payoffs of the Rivergreens Apartments PIM in April of 2003, the Mill Ponds I PIM in January of 2003, the payoffs of the River View and Lincoln Green PIMs in 2002 and the Lifestyles PIMI payoff in March of 2003. The decrease in basic interest income on PIMs and PIMIs was partially offset by accrued interest received from the Windward Lakes payoff in relation to the workout agreement. Interest income on MBS decreased due to the payoffs of the Rosemont Apartments MBS in August of 2002 and the Parkwest Apartments MBS in May of 2002.

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States, and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Collection of the principal and interest of the Additional Loan and interest on the participation features have risks similar to those associated with higher risk debt instruments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, ability to maintain the properties and obtain adequate insurance coverage. Operations also may be affected by adverse changes in general economic conditions, local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Trust may have little or no control.

The Trust's investments also include cash and cash equivalents of approximately $19.6 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2003, the Trust's remaining PIMI and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its remaining PIMI investment to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value for any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIMI investment, the Trust continues to monitor the borrower for any indication of a prepayment.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                          KRUPP GOVERNMENT INCOME TRUST

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  (31.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

                  (32.2) Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                              Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                 Krupp Government Income Trust
                                    (Registrant)


                                 BY: /s/ Alan Reese
                                     ------------------------------------------
                                     Alan Reese
                                     Treasurer and Chief Accounting Officer
                                     of Krupp Government Income Trust

DATE: August 6, 2003