Form 10-Q
period 2003-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 2003-11-10
CIK 857264

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number:      3235-0070
                                                      Expires:    March 31, 2006
                                                      Estimated average burden
                                                      hours per response: 192.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-19244

                          Krupp Government Income Trust
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-3089272
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                     02108
(Address of principal executive offices)                  (Zip Code)

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

SEC 1296 (08-03)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                   ----------

                                                   ASSETS

                                                                            September 30,       December 31,
                                                                                 2003               2002
                                                                            -------------       ------------
Participating Insured Mortgage Investments
   ("PIMIs") (Note 2):
   Insured Mortgages                                                         $ 9,098,732        $32,255,154
   Additional Loans, net of impairment provision
     of $1,032,617 and $1,032,272, respectively                                  367,383          4,537,719
Participating Insured Mortgages ("PIMs") (Note 2)                                     --         16,949,637
Mortgage-Backed Securities and insured mortgage loan ("MBS") (Note 3)          2,007,482          6,313,121
                                                                             -----------        -----------

           Total mortgage investments                                         11,473,597         60,055,631

Cash and cash equivalents                                                      1,537,592          1,986,243
Interest receivable and other assets                                              76,293            370,542
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $738,546                                              --             46,160
Prepaid participation servicing fees, net of
 accumulated amortization of $683,812                                                 --             62,497
                                                                             -----------        -----------

           Total assets                                                      $13,087,482        $62,521,073
                                                                             ===========        ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                          $   367,383        $ 1,351,768
Other liabilities                                                                 39,208             48,938
                                                                             -----------        -----------

           Total liabilities                                                     406,591          1,400,706
                                                                             -----------        -----------

Shareholders' equity (Note 4):
    Common stock, no par value; 17,510,000
    Shares authorized; 15,053,135 Shares issued and outstanding               12,516,459         60,668,605

    Accumulated comprehensive income                                             164,432            451,762
                                                                             -----------        -----------

           Total Shareholders' equity                                         12,680,891         61,120,367
                                                                             -----------        -----------

           Total liabilities and Shareholders' equity                        $13,087,482        $62,521,073
                                                                             ===========        ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   ----------

                                                       For the Three Months              For the Nine Months
                                                       Ended September 30,               Ended September 30,
                                                    --------------------------      -----------------------------
                                                       2003            2002            2003               2002
                                                    ---------       ----------      -----------       -----------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                                $ 156,481       $  955,937      $ 1,942,585       $ 3,576,455
      Additional Loan interest (Note 2)                    --           80,090        1,954,960           240,272
      Participation interest (Note 2)                      --               --        1,794,493         1,964,251
   Interest income - MBS                              201,293          380,510          420,757         1,124,224
   Interest income - cash and cash equivalents         16,724           44,047          111,798           134,616
                                                    ---------       ----------      -----------       -----------

         Total revenues                               374,498        1,460,584        6,224,593         7,039,818
                                                    ---------       ----------      -----------       -----------

Expenses:
   Asset management fee to an affiliate                23,450          119,057          162,413           446,682
   Expense reimbursements to affiliates                57,999           55,377          213,675           147,565
   Amortization of prepaid fees and expenses           15,899           95,679          108,657           620,629
   General and administrative                          92,501          133,780          302,830           353,073
                                                    ---------       ----------      -----------       -----------

         Total expenses                               189,849          403,893          787,575         1,567,949
                                                    ---------       ----------      -----------       -----------

Net income                                            184,649        1,056,691        5,437,018         5,471,869

Other comprehensive income:
   Net change in unrealized gain on MBS               (60,700)          43,027         (287,330)         (139,203)
                                                    ---------       ----------      -----------       -----------

Total comprehensive income                          $ 123,949       $1,099,718      $ 5,149,688       $ 5,332,666
                                                    =========       ==========      ===========       ===========

Basic earnings per Share                            $     .01       $      .07      $       .36       $       .36
                                                    =========       ==========      ===========       ===========

Weighted average Shares outstanding                         15,053,135                        15,053,135
                                                            ==========                        ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                   ----------

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                               -------------------------------
                                                                   2003               2002
                                                               ------------       ------------
Operating activities:
   Net income                                                  $  5,437,018       $  5,471,869
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of discounts                                     (32,788)          (174,940)
      Amortization of prepaid fees and expenses                     108,657            620,629
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets           294,249            374,913
         Decrease in deferred income on Additional Loans           (984,385)          (240,272)
         Decrease in other liabilities                               (9,730)              (809)
                                                               ------------       ------------

   Net cash provided by operating activities                      4,813,021          6,051,390
                                                               ------------       ------------

Investing activities:
    Principal collections on MBS                                  4,051,097          8,364,163
    Principal collections on Additional Loans                     4,170,336                 --
    Principal collections on PIMs and Insured Mortgages          40,106,059         47,933,263
                                                               ------------       ------------

    Net cash provided by investing activities                    48,327,492         56,297,426
                                                               ------------       ------------

Financing activity:
    Dividends                                                   (53,589,164)       (72,405,580)
                                                               ------------       ------------

Net decrease in cash and cash equivalents                          (448,651)       (10,056,764)

Cash and cash equivalents, beginning of period                    1,986,243         13,154,231
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $  1,537,592       $  3,097,467
                                                               ============       ============

Non cash activities:
   Decrease in unrealized gain on MBS                          $   (287,330)      $   (139,203)
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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs and PIMIs

      At September 30, 2003, the Trust's remaining PIMI had a fair value of $9,098,732. Fair value of the FHA insured first mortgage is based on MBS with similar interest rates or on expected payoff proceeds. Fair value includes the estimated collection value of the Additional Loan. Fair value does not include any value for the participation features. The remaining PIMI matures in 2034. At September 30, 2003, the remaining PIMI was not delinquent of principal or interest.

      The Mountain View Additional Loan was scheduled to mature in September 2003. When the Trust entered into the second workout agreement in June 1999, it was the Trust's intention to extend the maturity date of the Additional Loan to coincide with the expiration date of the interest rebate in December of 2004. While reviewing the existing Additional Loan Agreement, the Advisor noted that the maturity date of the Additional Loan was not updated at the time of the second workout agreement. On September 8, 2003, the Advisor entered into a third modification with the borrower to extend the maturity date to December 31, 2004 to correct this oversight.

      Mountain View has been adversely affected by the competitive rental housing market. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Trust maintains a valuation allowance of $1,032,617 for Mountain View. Between the valuation allowance and the related deferred income on Additional Loans liability account, the Mountain View additional loan has been effectively fully reserved.

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

                                    Continued

                          KRUPP GOVERNMENT INCOME TRUST

                                   ----------

2.    PIMs and PIMIs, continued

      On March 12, 2003, the Trust sold the Lifestyles Ginnie Mae MBS at par of $9,746,038 to the borrower of the Lifestyles PIMI. Concurrently, the borrower paid off the full amount due on the Additional Loan of $1,817,665. In addition, the Trust recognized $343,659 of Additional Loan interest previously received and recorded as deferred income on the Additional Loan. On May 7, 2003, the Trust paid a special dividend of $0.77 per share from the proceeds of the Lifestyles Apartments PIMI.

      On January 21, 2003, the Trust received a prepayment of the Mill Pond I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Pond I PIM.

3.    MBS

      At September 30, 2003, the Trust's MBS portfolio had an amortized cost of $1,843,050 and unrealized gains of $164,432. The portfolio has maturities ranging from 2008 to 2023.

      On July 15, 2003, the Trust received a prepayment of the Pointe East Apartments insured mortgage for $3,251,119. The Trust also received a prepayment premium of $130,045 from this payoff. On August 4, 2003, the Trust paid a special dividend of $0.23 per share from the proceeds of the Pointe East Apartments insured mortgage payoff.

4.    Changes in Shareholders' Equity

      A summary of changes in Shareholder's equity for the nine months ended September 30, 2003 is as follows:

                                         Total                            Accumulated
                                         Common            Retained      Comprehensive     Shareholders'
                                         Stock             Earnings          Income            Equity
                                      ------------       -----------     -------------     -------------
Balance at December 31, 2002          $ 60,668,605       $        --       $ 451,762       $ 61,120,367

Net income                                      --         5,437,018              --          5,437,018

Dividends                              (48,152,146)       (5,437,018)             --        (53,589,164)

Change in unrealized gain on MBS                --                --        (287,330)          (287,330)
                                      ------------       -----------       ---------       ------------

Balance at September 30, 2003         $ 12,516,459       $        --       $ 164,432       $ 12,680,891
                                      ============       ===========       =========       ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2002 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2003, the Trust had liquidity consisting of cash and cash equivalents of approximately $1.5 million as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demands on the Trust's liquidity are quarterly dividends paid to investors of approximately $300,000 and special dividends. Funds for dividends come from interest income received on the remaining PIMI, MBS and cash and cash equivalents net of operating expenses, and the principal collections received on the remaining PIMI and MBS. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease, which may result in periodic adjustments to the dividends paid to the investors.

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

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage, the Trust's investment in the remaining PIMI also may provide additional income through the interest on the Additional Loan portion of the PIMI as well as participation interest based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying property. However, collection of the Additional Loan principal and interest from the participation feature are neither guaranteed nor insured and depend upon the successful operations of the underlying property.

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

On March 12, 2003, the Trust sold the Lifestyles Ginnie Mae MBS at par of $9,746,038 to the borrower of the Lifestyles PIMI. Concurrently, the borrower paid off the full amount due on the Additional Loan of $1,817,665. In addition, the Trust recognized $343,659 of Additional Loan interest previously received and recorded as deferred income on the Additional Loan. On May 7, 2003, the Trust paid a special dividend of $0.77 per share from the proceeds of the Lifestyles Apartments PIMI.

On January 21, 2003, the Trust received a prepayment of the Mill Pond I PIM of $7,430,727 representing the principal proceeds on the first mortgage. The underlying property value did not increase sufficiently to meet the criteria for the Trust to earn any participating interest. On May 5, 2003, the Trust paid a special dividend of $0.50 per share from the proceeds of the Mill Pond I PIM.

The remaining PIMI investment, Mountain View, operates under a workout agreement with the Trust. The Mountain View agreement modifies the borrower's obligation to make Additional Loan interest payments, regardless of whether the property generates sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. The Trust did not receive any Additional Loan interest or Surplus Cash payments from its remaining PIMI during the first nine months of 2003. For the underlying property's fiscal year ending December 31, 2002, Mountain View did not generate any Surplus Cash.

Mountain View has experienced problems due to competitive market conditions. In June 1999, the Trust approved a second workout of Mountain View. Under its terms, the Trust agreed to reduce the effective interest rate on the insured first mortgage by 1.25% retroactively for 1999 and each year thereafter through 2004, and to change the loan's participation terms. The workout eliminated the preferred return feature, forgave $288,580 of previous accruals of Additional Loan interest related to the first workout, and changed the Trust's participation in Surplus Cash generated by the property and its application towards Additional Loan interest. The Trust will receive 75% of the first $130,667 of Surplus Cash and 50% of any remaining Surplus Cash on an annual basis to pay Additional Loan interest. Unpaid Additional Loan interest related to the second workout will accrue and be payable if there are sufficient proceeds from a sale or refinancing of the property. In addition, the borrower repaid $153,600 of the Additional Loan and funded approximately $54,000 to a reserve for property improvements.

The Mountain View Additional Loan was scheduled to mature in September 2003. When the trust entered into the second workout agreement in June 1999, it was the Trust's intention to extend the maturity date of the Additional Loan to coincide with the expiration date of the interest rebate in December of 2004. While reviewing the existing Additional Loan Agreement, the Advisor noted that the maturity date of the Additional Loan was not updated at the time of the second workout agreement. On September 8, 2003, the Advisor entered into a third modification with the borrower to extend the maturity date to December 31, 2004 to correct this oversight.

Under the restructuring described above, management determined that the new interest rate level of the loan was at or above the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring. Accordingly, the restructuring and new rate was accounted for prospectively and not as a troubled debt restructuring.

During 2002, operating results at Mountain View deteriorated. This trend has continued through 2003. A building with 20 three-bedroom apartments was out of service for 18 months as a result of a fire in 2001. Reconstruction work necessitated by the fire was completed in mid-2002, with insurance proceeds covering the total cost of the restoration and a portion of the rental income. Additionally, occupancy in the remaining units has been affected by local economic conditions. These factors have made the rental market much more competitive for apartment owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income was down in 2002 and is not expected to improve in 2003. At the same time, both insurance costs and real estate taxes have increased dramatically, further deteriorating operating results. As a result of the factors described above, the Trust maintains a valuation allowance for Mountain View of $1,032,617. Between the valuation allowance and the related deferred income on Additional Loans liability account, the Mountain View additional loan has been effectively fully reserved.

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

There are no contractual restrictions on the repayment of the remaining PIMI. The participation feature and Additional Loan are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

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

The Trust accounted for its MBS portion of a PIM or PIMI investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as these investments have a participation feature. As a result, the Trust would not sell or otherwise dispose of the MBS. Accordingly, the Trust had both the intention and ability to hold these investments to expected maturity. The Trust carried these MBS at amortized cost. The insured mortgage portion of the FHA PIM or FHA PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA. The Additional Loans are carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with FAS 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". The Trust, in accordance with FAS 115, classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs and PIMIs payoff and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

Net income of the Trust decreased for the three months ending September 30, 2003 as compared to the same period ending September 30, 2002 primarily due to decreases in basic interest income on PIMs and PIMIs, Additional Loan interest and interest income on MBS. This decrease is partially offset by decreases in asset management fees and amortization expense. Basic interest income on PIMs and PIMIs decreased primarily due to the payoffs of the Rivergreens Apartments PIM in April of 2003, the Mill Pond I PIM in January of 2003 and the payoffs of the Windward Lakes and Lifestyles PIMIs in June and March of 2003, respectively. Additional Loan interest decreased due to the payoff of the Windward Lakes Additional Loan in May of 2003. Interest income on MBS decreased primarily due to the payoff of the Pointe East Apartments MBS in July of 2003 and the Rosemont Apartments MBS in August 2002. This decrease is partially offset by the prepayment premium received from the Pointe East payoff. Asset management fees decreased due to the decline in the Trust's asset base as a result of principal collections and prepayments. Amortization expense decreased primarily due to the Rivergreen Apartments PIM payoff in April of 2003 and the full amortization of the remaining prepaid fees and expenses on the Windward Lakes PIMI and the Mill Pond I Apartments PIM in 2002 and January of 2003, respectively.

Net income of the Trust decreased slightly for the nine months ending September 30, 2003 as compared to the same period ending September 30, 2002 primarily due to decreases in basic interest income on PIMs and PIMIs, participation interest and interest income on MBS and an increase in expense reimbursement to affiliates. This decrease is partially offset by an increase in Additional Loan interest and decreases in asset management fees and amortization expense. Basic interest income on PIMs and PIMIs decreased due primarily to the payoffs of the Rivergreen Apartments PIM in April of 2003, the Mill Pond I Apartments PIM in January of 2003, the payoffs of the River View and Lincoln Green PIMs in 2002 and the payoffs of the Windward Lakes PIMI in June of 2003 and the Lifestyles PIMI in March of 2003. The decrease in basic interest income on PIMs and PIMIs was partially offset by accrued interest received from the Windward Lakes payoff in relation to the workout agreement. Participation interest decreased due to the collections from the Windward Lakes, Lifestyles and Rivergreen Apartments payoffs in 2003 being less than the collections received from the Lincoln Green, River View and Waterford payoffs in 2002. Interest income on MBS decreased primarily due to the payoffs of the Rosemont Apartments and Parkwest Apartments MBS in 2002 and on-going single-family MBS principal collections. The decrease in interest income on MBS is partially offset by the prepayment premium received from the Pointe East payoff. Expense reimbursement of affiliates increased due to a change in the estimated cost of services provided to the Trust in 2002.

Additional Loan interest increased due to the collection of base interest and the recognition of deferred revenue from the payoff of the Windward Lakes PIMI in May of 2003 and the recognition of deferred revenue from the Lifestyles PIMI payoff in March of 2003. Asset management fees decreased due to the decline in the Trust's asset base as a result of principal collections and prepayments. Amortization expense decreased due primarily to the River View, Waterford and Lincoln Green PIM payoffs in 2002, the Rivergreen Apartments PIM payoff in April of 2003 and the full recognition of prepaid fees and expenses for the Mill Pond I PIM in January of 2003 and the Lifestyles and Windward Lakes PIMIs in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Trust's investments in its remaining insured mortgage and MBS are guaranteed and/or insured by Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC"), GNMA and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Trust's investments also include cash and cash equivalents of approximately $1.1 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2003, the Trust's remaining PIMI and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its remaining PIMI investment to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period thereby mitigating any potential interest rate risk to the disposition value for any remaining MBS.

The Trust monitors prepayments and considers prepayment trends, as well as dividend requirements of the Trust, when setting regular dividend policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIMI investment, the Trust incorporates prepayment assumptions into planning as the property notifies the Trust of the intent to prepay or as it matures.

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

                                   ----------

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            --------

            (10.1) Third Modification Agreement dated September 8, 2003, by and among Krupp Government Income Trust, a Massachusetts business trust; Mountain View, LTD, an Alabama limited partnership; and Philip P. Mulkey, Henry V. Bragg and Gregory V. Bragg.

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

      (b)   Reports on Form 8-K
            -------------------

            None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Krupp Government Income Trust
                                                (Registrant)


                                        BY: /s/ Alan Reese
                                            -------------------------------
                                            Alan Reese
                                            Treasurer and Chief Accounting
                                            Officer of Krupp Government Income
                                            Trust

Date: October 30, 2003