Form 10-Q
period 2004-03-31
KRUPP GOVERNMENT INCOME TRUST
filed 2004-05-11
CIK 857264

---------------------------
                                                             OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:  3235-0070
                                                     Expires:  March 31, 2006
                                                     Estimated average burden
                                                     hours per response:  192.00
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                                                  Yes |_| No |X|

SEC 1296 (01-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                          Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Trust and its Affiliates, including the Trustees. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31,     December 31,
                                                                       2004            2003
                                                                   ------------    ------------
Participating Insured Mortgage Investments
    ("PIMIs") (Note 2):
    Insured Mortgages                                              $  9,064,371    $  9,081,728
    Additional Loans, net of impairment provision of $1,032,617         367,383         367,383
Mortgage-Backed Securities ("MBS") (Note 3)                           1,524,049       1,641,849
                                                                   ------------    ------------

           Total mortgage investments                                10,955,803      11,090,960

Cash and cash equivalents                                             1,525,578       1,636,525
Interest receivable and other assets                                     70,038          72,247
                                                                   ------------    ------------

           Total assets                                            $ 12,551,419    $ 12,799,732
                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                $    367,383    $    367,383
Other liabilities                                                        79,845         140,467
                                                                   ------------    ------------

           Total liabilities                                            447,228         507,850
                                                                   ------------    ------------

Shareholders' equity (Note 4):
    Common stock, no par value; 17,510,000
    Shares authorized; 15,053,135 Shares issued and outstanding      11,966,853      12,192,126

    Accumulated comprehensive income                                    137,338          99,756
                                                                   ------------    ------------

           Total Shareholders' equity                                12,104,191      12,291,882
                                                                   ------------    ------------

           Total liabilities and Shareholders' equity              $ 12,551,419    $ 12,799,732
                                                                   ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                         For the Three Months
                                                            Ended March 31,
                                                      --------------------------
                                                          2004           2003
                                                      -----------    -----------
Revenues:
    Interest income - PIMs and PIMIs:
       Basic interest                                 $   155,894    $   756,553
       Additional loan interest (Note 2)                       --        503,840
       Participation interest (Note 2)                         --      1,074,811
    Interest income - MBS                                  29,859        112,548
    Interest income - cash and cash equivalents             3,776         49,397
                                                      -----------    -----------

         Total revenues                                   189,529      2,497,149
                                                      -----------    -----------

Expenses:
   Asset management fee to an affiliate                    22,177         90,903
   Expense reimbursements to affiliates                     9,876         97,677
   Amortization of prepaid fees and expenses                   --         68,909
   General and administrative                              81,686        117,630
                                                      -----------    -----------

         Total expenses                                   113,739        375,119
                                                      -----------    -----------

Net income                                                 75,790      2,122,030

Other comprehensive income:
     Net increase in unrealized gain on MBS                37,582         30,053
                                                      -----------    -----------

Total comprehensive income                            $   113,372    $ 2,152,083
                                                      ===========    ===========

Basic earnings per Share                              $       .01    $       .14
                                                      ===========    ===========

Weighted average Shares outstanding                    15,053,135     15,053,135
                                                      ===========    ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                For the Three Months
                                                                   Ended March 31,
                                                            -----------------------------
                                                                2004             2003
                                                            ------------     ------------
Operating activities:
   Net income                                               $     75,790     $  2,122,030
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Amortization of discounts                                     (430)            (170)
      Amortization of prepaid fees and expenses                       --           68,909
      Changes in assets and liabilities:
        Decrease in interest receivable and other assets           2,209           98,980
        Decrease in deferred income on Additional Loans               --         (503,840)
        Decrease in other liabilities                            (60,622)          (5,509)
                                                            ------------     ------------

    Net cash provided by operating activities                     16,947        1,780,400
                                                            ------------     ------------

Investing activities:
    Principal collections on MBS                                 155,812          260,378
    Principal collections on Additional Loans                         --        1,698,697
    Principal collections on PIMs and Insured Mortgages           17,357       17,254,462
                                                            ------------     ------------

    Net cash provided by investing activities                    173,169       19,213,537
                                                            ------------     ------------

Financing activity:
   Dividends                                                    (301,063)        (903,189)
                                                            ------------     ------------

Net increase (decrease) in cash and cash equivalents            (110,947)      20,090,748

Cash and cash equivalents, beginning of period                 1,636,525        1,986,243
                                                            ------------     ------------

Cash and cash equivalents, end of period                    $  1,525,578     $ 22,076,991
                                                            ============     ============

Non cash activities:
    Increase in unrealized gain on MBS                      $     37,582     $     30,053
                                                            ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of Berkshire Mortgage Advisors Limited Partnership (the "Advisor"), which is the advisor to Krupp Government Income Trust (the "Trust"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements in the Trust's Form 10-K for the year ended December 31, 2003 for additional information relevant to significant accounting policies followed by the Trust.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of March 31, 2004, its results of operations and its cash flows for the three months ended March 31, 2004 and 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMIs

      At March 31, 2004, the Trust's remaining PIMI had a fair value of $9,064,371. Fair value of the FHA insured first mortgage is based on MBS with similar interest rates or on expected payoff proceeds. Fair value includes the estimated collection value of the Additional Loan. Fair value does not include any value for the participation features. The remaining PIMI matures in 2034. At March 31, 2004, the remaining PIMI was not delinquent as to principal or interest.

      Mountain View has been adversely affected by the competitive rental housing market. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Trust maintains a valuation allowance of $1,032,617 for Mountain View. Between the valuation allowance and the related deferred income on the Additional Loans liability account, the Mountain View additional loan has been effectively fully reserved.

3.    MBS

      At March 31, 2004, the Trust's MBS portfolio had an amortized cost of $1,386,711 and unrealized gains of $137,338. The portfolio has maturities ranging from 2008 to 2023.

4.    Changes in Shareholders' Equity

      A summary of changes in Shareholders' Equity for the three months ended March 31, 2004 is as follows:

                                       Total                           Accumulated
                                       Common          Retained       Comprehensive   Shareholders'
                                       Stock           Earnings          Income          Equity
                                    ------------     ------------     -------------   -------------
Balance at December 31, 2003        $ 12,192,126     $         --     $     99,756    $ 12,291,882

Net income                                    --           75,790               --          75,790

Dividends                               (225,273)         (75,790)              --        (301,063)

Change in unrealized gain on MBS              --               --           37,582          37,582
                                    ------------     ------------     ------------    ------------

Balance at March 31, 2004           $ 11,966,853     $         --     $    137,338    $ 12,104,191
                                    ============     ============     ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Trust's 2003 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $1.5 million as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is the quarterly dividend paid to investors of approximately $300,000, which represents the current quarterly dividend rate of $0.02 per Share. Funds for dividends come from interest income received on the remaining PIMI, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on the remaining PIMI and MBS. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease, which may result in periodic adjustments to the dividends paid to the investors.

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

The invested assets of the Trust have declined significantly due to the number of prepayments of mortgage investments in 2002 and 2003. Net income has also declined over this period as of a result of the prepayments. Per Article VI,
Section 5 of the Declaration of Trust, the total annual operating expenses, which includes expense reimbursements to affiliates, of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In the event that the annual operating expenses exceed this limitation, excess expenses will be reimbursed to the Trust by the Advisor. Based on current projections, it is anticipated by the Advisor that the annual operating expenses will exceed the limitation and accordingly has decreased its expense reimbursement in anticipation of the tests not being met.

In addition to providing guaranteed or insured monthly principal and interest payments from the insured first mortgage, the Trust's investment in the remaining PIMI also may provide additional income through the interest on the Additional Loan portion of the PIMI as well as participation interest based on operating cash flow and an increase in the value realized upon the sale or refinance of the underlying property. However, collection of the Additional Loan principal and interest from the participation feature is neither guaranteed nor insured and depends upon the successful operation of the underlying property.

The remaining PIMI investment, Mountain View, operates under a workout agreement, its second workout with the Trust. The Mountain View agreement modified the borrower's obligation to make Additional Loan interest payments, regardless of whether the property generates sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. For the underlying property's fiscal year ended December 31, 2003, Mountain View did not generate any surplus cash.

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

The Mountain View Additional Loan was scheduled to mature in September 2003. When the Trust entered into the second workout agreement in June 1999, it was the Trust's intention to extend the maturity date of the Additional Loan to coincide with the expiration date of the interest rebate in December 2004. While reviewing the existing Additional Loan Agreement, the Advisor noted that the maturity date of the Additional Loan was not updated at the time of the second work out agreement. On September 8, 2003, the Advisor entered into a third modification with the borrower to extend the maturity date to December 31, 2004 to correct this oversight.

Under the restructuring described above, management determined that the new interest rate level of the loan was at or above the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring. Accordingly, the restructuring and new rate were accounted for prospectively and not as a troubled debt restructuring.

During 2002 and 2003, operating results at Mountain View have continued to deteriorate. Occupancy has been affected by local economic conditions. These factors have made the rental market much more competitive for apartment owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income decreased in 2002 and did not improve in 2003. Additionally, both insurance costs and real estate taxes have increased significantly, which have further deteriorated operating results. As a result of the factors described above, the Trust maintains a valuation allowance for Mountain View of $1,032,617. Between the valuation allowance and the related deferred income on Additional Loans liability account, Mountain View Additional loan has been effectively fully reserved.

Whether the operating performance of Mountain View provides sufficient cash flow from operations to pay either the Additional Loan principal and interest or participation income will depend on factors that the Trust has little or no control over. Should the property be unable to generate sufficient cash flow to pay the Additional Loan interest, it would reduce the Trust's distributable cash flow and continue to negatively affect the value of the Additional Loan collateral.

There are no contractual restrictions on the repayment of the remaining PIMI. The participation feature and Additional Loan are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

In the event that the Mountain View PIMI pays off, the Trust would then commence an orderly liquidation of the remaining assets of the Trust and subsequently pay a liquidation dividend.

In the event that the remaining PIMI does not pay off as discussed above, the Trust does have the option to call this PIMI by accelerating the maturity. If the call feature is exercised, then the insurance feature of the loan would be canceled. Therefore, the Advisor will determine the merits of exercising the call option for the remaining PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's remaining PIMI investment, impaired mortgage loan, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The insured mortgage portion of the FHA PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by FHA. The Additional Loan is carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with the Financial Accounting Standards Board's Statement ("FAS") 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures". The Trust, in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities", classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after the remaining PIMI pays off. It will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of the PIMs and PIMIs. The Trust amortized prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage. The Trust amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten year period beginning at final endorsement of the loan if a HUD-insured mortgage loan or a GNMA MBS. Upon the repayment of a PIM or PIMI any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

Results of Operations

Net income of the Trust decreased for the first quarter 2004 as compared to the same period in 2003 due primarily to decreases in participation income, additional loan interest and basic interest on PIM's and PIMI's. This is partially offset by decreases in amortization expense, asset management fees and expense reimbursement to affiliates. Participation income was greater in 2003 due to the collection of Shared Appreciation Interest and Minimum Additional Interest from the Rivergreen Apartments PIM payoff and the Lifestyles PIMI payoff in March of 2003. Additional loan interest was greater in 2003 due to the recognition of deferred revenue from the Lifestyles PIMI payoff and the increase in the amount of deferred income recognized on the Windward Lakes PIMI. Basic interest income on PIM's and PIMI's decreased due to the payoffs of the Rivergreen Apartments PIM and Lifestyles PIMI mentioned above and the payoff of the Windward Lakes PIMI in May of 2003. Amortization expense decreased due primarily to the Rivergreen Apartments PIM payoffs in 2003 and the full recognition of prepaid fees and expenses from the Mountain View PIMI in August 2003. Asset management fees decreased due to principal collections and prepayments. Expense reimbursement to affiliates decreased in 2004 due to the Advisor decreasing its expense reimbursement in anticipation of the Trust's operating expenses exceeding the annual operating expense limitation tests as defined in the Declaration of Trust.

Off Balance Sheet Arrangements

The Trust has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Trust has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

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

At March 31, 2004, the Trust's investments also include cash and cash equivalents of approximately $1.3 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2004, the Trust's remaining PIMI and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its remaining PIMI investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Chief Executive Officer and the Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

                                      Krupp Government Income Trust
                                              (Registrant)


                                      BY: /s/ Alan Reese
                                          ---------------------------
                                          Alan Reese
                                          Treasurer and Chief Accounting Officer
                                          of Krupp Government Income Trust

Date: May 5, 2004