Form 10-Q
period 2004-06-30
KRUPP GOVERNMENT INCOME TRUST
filed 2004-08-13
CIK 857264

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

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-19244

                          Krupp Government Income Trust
             (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-3089272
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)

 One Beacon Street, Boston, Massachusetts                           02108
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

                          KRUPP GOVERNMENT INCOME TRUST

                                 BALANCE SHEETS


                                     ASSETS

                                                                       June 30,       December 31,
                                                                         2004             2003
                                                                     -----------      -----------
Participating Insured Mortgage Investments
    ("PIMIs") (Note 2):
    Insured Mortgages                                                $ 9,046,653      $ 9,081,728
    Additional Loans, net of impairment provision of $1,032,617          367,383          367,383
Mortgage-Backed Securities ("MBS") (Note 3)                            1,391,565        1,641,849
                                                                     -----------      -----------

           Total mortgage investments                                 10,805,601       11,090,960

Cash and cash equivalents                                              1,408,070        1,636,525
Due from affiliates (Note 4)                                             414,276               --
Interest receivable and other assets                                      68,716           72,247
                                                                     -----------      -----------

           Total assets                                              $12,696,663      $12,799,732
                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                  $   367,383      $   367,383
Other liabilities                                                         90,945          140,467
                                                                     -----------      -----------

           Total liabilities                                             458,328          507,850
                                                                     -----------      -----------

Shareholders' equity (Note 5):
    Common stock, no par value; 17,510,000
    Shares authorized; 15,053,135 Shares issued and outstanding       12,113,965       12,192,126

    Accumulated comprehensive income                                     124,370           99,756
                                                                     -----------      -----------

           Total Shareholders' equity                                 12,238,335       12,291,882
                                                                     -----------      -----------

           Total liabilities and Shareholders' equity                $12,696,663      $12,799,732
                                                                     ===========      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                     Ended June 30,
                                                    ---------------------------       ---------------------------
                                                       2004            2003             2004             2003
                                                    ---------       -----------       ---------       -----------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                                $ 155,591       $ 1,029,551       $ 311,485       $ 1,786,104
      Additional Loan interest (Note 2)                    --         1,451,120              --         1,954,960
      Participation interest (Note 2)                      --           719,682              --         1,794,493
   Interest income - MBS                               27,240           106,916          57,099           219,464
   Interest income - cash and cash equivalents          3,425            45,677           7,201            95,074
                                                    ---------       -----------       ---------       -----------

         Total revenues                               186,256         3,352,946         375,785         5,850,095
                                                    ---------       -----------       ---------       -----------

Expenses:
   Asset management fee to an affiliate                21,931            48,060          44,108           138,963
   Expense reimbursements to affiliates                31,399            57,999          41,275           155,676
   Amortization of prepaid fees and expenses               --            23,849              --            92,758
   General and administrative                          99,028            92,699         180,714           210,329
   Operating expense limitation (Note 4)             (414,276)               --        (414,276)               --
                                                    ---------       -----------       ---------       -----------

         Total expenses                              (261,918)          222,607        (148,179)          597,726
                                                    ---------       -----------       ---------       -----------

Net income                                            448,174         3,130,339         523,964         5,252,369

Other comprehensive income:

   Net increase (decrease) in unrealized
         gain on MBS                                  (12,968)         (256,683)         24,614          (226,630)
                                                    ---------       -----------       ---------       -----------

Total comprehensive income                          $ 435,206       $ 2,873,656       $ 548,578       $ 5,025,739
                                                    =========       ===========       =========       ===========

Basic earnings per Share                            $     .02       $       .21       $     .03       $       .35
                                                    =========       ===========       =========       ===========

Weighted average Shares outstanding                        15,053,135                         15,053,135
                                                           ==========                         ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                                                                     For the Six Months
                                                                        Ended June 30,
                                                               ------------------------------
                                                                   2004               2003
                                                               -----------       ------------
Operating activities:
   Net income                                                  $   523,964       $  5,252,369
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of discounts                                       (406)              (788)
      Amortization of prepaid fees and expenses                         --             92,758
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets            3,531            264,581
         Increase in due from affiliates                          (414,276)                --
         Decrease in deferred income on Additional Loans                --           (984,385)
         Decrease in other liabilities                             (49,522)           (14,487)
                                                               -----------       ------------

   Net cash provided by operating activities                        63,291          4,610,048
                                                               -----------       ------------

Investing activities:
    Principal collections on MBS                                   275,304            560,626
    Principal collections on Additional Loans                           --          4,169,991
    Principal collections on PIMs and Insured Mortgages             35,075         40,089,400
                                                               -----------       ------------

    Net cash provided by investing activities                      310,379         44,820,017
                                                               -----------       ------------

Financing activity:
   Dividends                                                      (602,125)       (31,461,054)
                                                               -----------       ------------

Net increase (decrease) in cash and cash equivalents              (228,455)        17,969,011

Cash and cash equivalents, beginning of period                   1,636,525          1,986,243
                                                               -----------       ------------

Cash and cash equivalents, end of period                       $ 1,408,070       $ 19,955,254
                                                               ===========       ============

Non cash activities:
   Increase (decrease) in unrealized gain on MBS               $    24,614       $   (226,630)
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

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

      The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMIs

      At June 30, 2004, the Trust's remaining PIMI had a fair value of $9,046,653. Fair value of the FHA insured first mortgage is based on MBS with similar interest rates or on expected payoff proceeds. Fair value includes the estimated collection value of the Additional Loan. Fair value does not include any value for the participation features. The remaining PIMI matures in 2034. At June 30, 2004, the remaining PIMI was not delinquent as to principal or interest.

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

3.    MBS

      At June 30, 2004, the Trust's MBS portfolio had an amortized cost of $1,267,195 and unrealized gains of $124,370. The portfolio has maturities ranging from 2008 to 2023.

4.    Operating Expense Limitation

      Per Article VI, Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In order for the Trust to be in compliance with this requirement, the Advisor reduced the operating expenses for the twelve months ended June 30, 2004 by $414,276.

5.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for six months ended June 30, 2004 is as follows:

                                         Total                         Accumulated
                                         Common          Retained     Comprehensive    Shareholders'
                                         Stock           Earnings         Income           Equity
                                      ------------       ---------    -------------    -------------
Balance at December 31, 2003          $ 12,192,126       $      --       $ 99,756      $ 12,291,882

Net income                                      --         523,964             --           523,964

Dividends                                  (78,161)       (523,964)            --          (602,125)

Change in unrealized gain on MBS                --              --         24,614            24,614
                                      ------------       ---------       --------      ------------

Balance at June 30, 2004              $ 12,113,965       $      --       $124,370      $ 12,238,335
                                      ============       =========       ========      ============

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

Liquidity and Capital Resources

At June 30, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as the cash inflows provided by the remaining PIMI, MBS and cash and cash equivalents. The Trust may also receive additional cash flow from the participation features of its remaining PIMI. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations, including providing dividends to its investors.

The most significant demand on the Trust's liquidity is the quarterly dividend paid to investors of approximately $300,000, which represents the current dividend rate of $0.02 per Share. Funds for dividends come from interest income received on the remaining PIMI, MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on the remaining PIMI and MBS. The portion of dividends funded from principal collections and cash reserves reduces the capital resources of the Trust. As the capital resources of the Trust decrease, the total cash flows to the Trust will also decrease, which may result in periodic adjustments to the dividends paid to the investors.

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

The remaining PIMI investment, Mountain View, operates under a workout agreement, its second workout with the Trust. The Mountain View agreement modified the borrower's obligation to make Additional Loan interest payments, regardless of whether the property generates sufficient revenues to do so, to an obligation to pay Additional Loan interest only if the property generates Surplus Cash, as defined by HUD. For the underlying property's fiscal year ending December 31, 2003, Mountain View did not generate any Surplus Cash.

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

The Mountain View Additional Loan was scheduled to mature in September 2003. When the Trust entered into the second workout agreement in the June 1999, it was the Trust's intention to extend the maturity date of the Additional Loan to coincide with the expiration date of the interest rebate in December 2004. While reviewing the existing Additional Loan Agreement, the Advisor noted that the maturity date of the Additional Loan was not updated at the time of the second workout agreement. On September 8, 2003, the Advisor entered into a third modification with the borrower to extend the maturity date to December 31, 2004 to correct this oversight.

Under the restructuring described above, management determined that the new interest rate level of the loan was at or above the then prevailing rate for similar instruments and therefore did not meet the criteria for a troubled debt restructuring. Accordingly, the restructuring and new rate was accounted for prospectively and not as a troubled debt restructuring.

Operating results at Mountain View peaked in 2001, but have deteriorated since then. Occupancy has been affected by local economic conditions. These factors have made the rental market much more competitive for apartment owners, and the use of concessions to attract potential renters has increased throughout the market. Consequently, rental income decreased in 2002 and did not significantly improve in 2003. Additionally, both insurance costs and real estate taxes have increased significantly, which have further deteriorated operating results. As a result of the factors described above, the Trust maintains a valuation allowance for Mountain View of $1,032,617. Between the valuation allowance and the related deferred income on Additional Loans liability account, Mountain View Additional loan has been effectively fully reserved.

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

The borrower has indicated that they are considering refinancing the property in 2004. There are no contractual restrictions on the repayment of the remaining PIMI. The participation feature and Additional Loan are neither insured nor guaranteed. If the prepayment of the PIMI results from the foreclosure on the underlying property or an insurance claim, the Trust would probably not receive any participation income or any amounts due under the Additional Loan.

In the event that the Mountain View PIMI pays off, the Trust would then commence an orderly liquidation of the remaining assets of the Trust and subsequently pay a liquidating dividend.

The invested assets of the Trust have declined significantly due to the number of prepayments of mortgage investments in 2002 and 2003. Net income has also declined over this period as a result of the prepayments. Per Article VI,
Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In order for the Trust to be in compliance with this requirement for the twelve months ended June 30, 2004, the Advisor reduced the operating expenses by $414,276. The application of these same tests in prospective quarters may, however, substantially change the amount of expenses to be recognized and the resulting amount due from affiliate. As a result, the timing and amount of the net payment received from the Advisor in 2004 could be determined by the timing of the potential Mountain View payoff.

In the event that the remaining PIMI does not payoff as discussed above, the Trust does have the option to call this PIMI by accelerating the maturity. If the call feature is exercised, then the insurance feature of the loan would be canceled. Therefore, the Advisor will determine the merits of exercising the call option for the remaining PIMI as economic conditions warrant. Such factors as the condition of the asset, local market conditions, the interest rate environment and available financing will have an impact on these decisions.

Critical Accounting Policies

The Trust's critical accounting policies relate to revenue recognition related to the Trust's remaining PIMI investment, impaired mortgage loan, amortization of Prepaid Fees and Expenses and the carrying value of its MBS. The Trust's policies are as follows:

The insured mortgage portion of the FHA PIMI is carried at amortized cost. The Trust holds these mortgages at amortized cost since they are fully insured by the FHA. The Additional Loan is carried at amortized cost unless the Advisor of the Trust believes there is an impairment in value, in which case a valuation allowance is established in accordance with the Financial Accounting Standards Board's Statement ("FAS") 114 "Accounting by Creditors for Impairment of a Loan" and FAS 118 "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures". The Trust, in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities", classifies its MBS portfolio as available-for-sale. The Trust classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after the remaining PIMI pays off. It will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Trust. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Trust carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Shareholders' Equity. The Trust amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of the PIMs and PIMIs. The Trust amortized prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage. The Trust amortized prepaid participation servicing fees using a method that approximated the effective interest method over a ten-year period beginning at final endorsement of the loan if a HUD-insured mortgage loan or a GNMA MBS. Upon the repayment of a PIM or PIMI any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

Results of Operations

Net income of the Trust decreased for the three months ending June 30, 2004 as compared to the same period ending June 30, 2003 primarily due to decreases in participation income, additional loan interest and basic interest income on PIM's and PIMI's. This is partially offset by the operating expense limitation adjustment and decreases in expense reimbursement to affiliates, asset management fees and amortization expense. Participation income was greater in 2003 due to the collection of Shared Appreciation Interest from the Windward Lakes PIMI payoff in May of 2003. Additional loan interest was greater in 2003 due to the recognition of deferred revenue and the collection of accrued interest from the Windward Lakes PIMI. Basic interest income on PIM's and PIMI's decreased due to the payoff of the Windward Lakes PIMI mentioned above. In the second quarter of 2004, the operating expenses of the Trust were decreased in order for the Trust to be in compliance with the annual operating expenses limitation test as defined in the Declaration of Trust. Expense reimbursement to affiliates decreased in 2004 due to the Advisor decreasing its expense reimbursement in anticipation of the Trust's operating expenses exceeding the annual operating expense limitation. Asset management fees decreased due to principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid fees and expenses from the Mountain View PIMI in August 2003.

Net income of the Trust decreased for the six months ending June 30, 2004 as compared to the same period ending June 30, 2003 primarily due to decreases in participation income, additional loan interest and basic interest income on PIM's and PIMI's. This is partially offset by the operating expenses limitation adjustment and decreases in expense reimbursement to affiliates, asset management fees and amortization expense. Participation income was greater in 2003 due to the collection of participation income received in 2003 from the payoffs of the Rivergreens PIM and the Windward Lakes and Lifestyles PIMIs. Additional loan interest was greater in 2003 due to the recognition of deferred revenue and the collection of accrued interest from the Windward Lakes PIMI and the recognition of deferred revenue from the Lifestyles PIMI payoff in March of 2003. Basic interest income on PIM's and PIMI's decreased due to the payoffs of the Rivergreens PIM and the Lifestyles PIMI in March of 2003 and the Windward Lakes PIMI in June of 2003. In the second quarter of 2004, the operating expenses of the Trust were decreased in order for the Trust to be in compliance with the annual operating expenses limitation test as defined in the Declaration of Trust. Expense reimbursement to affiliates decreased in 2004 due to the Advisor decreasing its expense reimbursement in anticipation of the Trust's operating expenses exceeding the annual operating expense limitation. Asset management fees decreased due to principal collections and prepayments. Asset management fees decreased due to principal collections and prepayments. Amortization expense decreased due to the full recognition of prepaid fees and expenses from the Mountain View PIMI in August 2003, the Rivergreens PIM in March of 2003 and the Mill Pond I PIM in January of 2003.

Off Balance Sheet Arrangements

The Trust has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Trust has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Trust's most recent completed fiscal year.

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

At June 30, 2004, the Trust's investments also include cash and cash equivalents of approximately $1.1 million of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Interest Rate Risk

The Trust's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Trust's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2004, the Trust's remaining PIMI and MBS comprise the majority of the Trust's assets. Decreases in interest rates may accelerate the prepayment of the Trust's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Trust does not utilize any derivatives or other instruments to manage this risk as the Trust plans to hold its remaining PIMI investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

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

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (31.1)      Chief Executive Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2)      Chief Accounting Officer Certification pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    Krupp Government Income Trust
                                            (Registrant)


                                    BY: /s/ Alan Reese
                                        ------------------
                                        Alan Reese
                                        Treasurer and Chief Accounting Officer
                                        of Krupp Government Income Trust

Date: August 13, 2004