Form 10-Q
period 2004-09-30
KRUPP GOVERNMENT INCOME TRUST
filed 2004-11-12
CIK 857264

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0070
                                                      Expires: December 31, 2006
                                                      Estimated average burden
                                                      hours per response: 144.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

                                                                  Yes |_| No |X|

SEC 1296 (08-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                          KRUPP GOVERNMENT INCOME TRUST

          STATEMENT OF NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2004

                                       AND

                       BALANCE SHEET AT DECEMBER 31, 2003

                                   ----------

                                     ASSETS

                                                                     September 30,   December 31,
                                                                         2004             2003
                                                                     -------------   ------------
Participating Insured Mortgage Investments
    ("PIMIs") (Note 2):
    Insured Mortgages                                                 $       --      $ 9,081,728
    Additional Loans, net of impairment
         provision of $0 and $1,032,617, respectively                         --          367,383
Mortgage-Backed Securities ("MBS") (Note 3)                               22,403        1,641,849
                                                                      ----------      -----------

           Total mortgage investments                                     22,403       11,090,960

Cash and cash equivalents                                              2,840,280        1,636,525
Interest receivable and other assets                                       3,689           72,247
                                                                      ----------      -----------

           Total assets                                               $2,866,372      $12,799,732
                                                                      ==========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deferred income on Additional Loans                                   $       --      $   367,383
Other liabilities                                                        148,952          140,467
                                                                      ----------      -----------

           Total liabilities                                             148,952          507,850
                                                                      ----------      -----------

Shareholders' equity (Note 5):
    Common stock, no par value; 17,510,000
    Shares authorized; 15,053,135 Shares issued and outstanding        2,717,420       12,192,126

    Accumulated comprehensive income                                          --           99,756
                                                                      ----------      -----------

           Total net assets in liquidation at September 30, 2004
           and total Shareholder's equity at December 31, 2003        $2,717,420       12,291,882
                                                                      ==========      -----------

           Total liabilities and Shareholders' equity                                 $12,799,732
                                                                                      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                    (In Liquidation as of September 30, 2004)

                                   ----------

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                    ----------------------------       ------------------------------
                                                        2004             2003              2004               2003
                                                    ------------       ---------       ------------       -----------
Revenues:
   Interest income - PIMs and PIMIs:
      Basic interest                                $    119,085       $ 156,481       $    430,570       $ 1,942,585
      Additional Loan interest                                --              --                 --         1,954,960
      Participation interest                                  --              --                 --         1,794,493
   Gain on sale of MBS                                    95,439              --             95,439                --
   Interest income - MBS                                  16,949         201,293             74,048           420,757
   Interest income - cash and cash equivalents             6,761          16,724             13,962           111,798
                                                    ------------       ---------       ------------       -----------

         Total revenues                                  238,234         374,498            614,019         6,224,593
                                                    ------------       ---------       ------------       -----------

Expenses:
   Asset management fee to an affiliate                   14,840          23,450             58,948           162,413
   Expense reimbursements to affiliates                   32,367          57,999             73,642           213,675
   Amortization of prepaid fees and expenses                  --          15,899                 --           108,657
   Estimated costs of liquidation (Note 1)                48,578              --             48,578                --
   General and administrative                             54,986          92,501            235,700           302,830
   Loan loss recovery                                   (150,000)             --           (150,000)               --
   Operating expense limitation (Note 4)                      --              --           (414,276)               --
                                                    ------------       ---------       ------------       -----------

         Total expenses                                      771         189,849           (147,408)          787,575
                                                    ------------       ---------       ------------       -----------

Net income                                               237,463         184,649            761,427         5,437,018

Other comprehensive income:

   Net decrease in unrealized gain on MBS               (124,370)        (60,700)           (99,756)         (287,330)
                                                    ------------       ---------       ------------       -----------

Total comprehensive income                          $    113,093       $ 123,949       $    661,671       $ 5,149,688
                                                    ============       =========       ============       ===========

Basic earnings per Share                            $        .02       $     .01       $        .05       $       .36
                                                    ============       =========       ============       ===========

Weighted average Shares outstanding                           15,053,135                         15,053,135
                                                              ==========                         ==========

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                            STATEMENTS OF CASH FLOWS

                    (In Liquidation as of September 30, 2004)

                                   ----------

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                               -------------------------------
                                                                   2004               2003
                                                               ------------       ------------
Operating activities:
   Net income                                                  $    761,427       $  5,437,018
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Amortization of discounts                                        (148)           (32,788)
      Amortization of prepaid fees and expenses                          --            108,657
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets            68,558            294,249
         Decrease in deferred income on Additional Loans           (367,383)          (984,385)
         Increase (decrease) in other liabilities                     8,485             (9,730)
                                                               ------------       ------------

   Net cash provided by operating activities                        470,939          4,813,021
                                                               ------------       ------------

Investing activities:
    Principal collections on MBS                                  1,519,838          4,051,097
    Principal collections on Additional Loans                       367,383          4,170,336
    Principal collections on PIMs and Insured Mortgages           9,081,728         40,106,059
                                                               ------------       ------------

    Net cash provided by investing activities                    10,968,949         48,327,492
                                                               ------------       ------------

Financing activity:
    Dividends                                                   (10,236,133)       (53,589,164)
                                                               ------------       ------------

Net increase (decrease) in cash and cash equivalents              1,203,755           (448,651)

Cash and cash equivalents, beginning of period                    1,636,525          1,986,243
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $  2,840,280       $  1,537,592
                                                               ============       ============

Non cash activities:
    Decrease in unrealized gain on MBS                         $    (99,756)      $   (287,330)
                                                               ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                          KRUPP GOVERNMENT INCOME TRUST

                          NOTES TO FINANCIAL STATEMENTS

                    (In Liquidation as of September 30, 2004)

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

      As a result of the payoff of the Mountain View Apartments PIMI on September 10, 2004, and consistent with the purposes of the Trust, the Trustees of the Trust have resolved to terminate the Trust, distribute its assets (after payment of or provision for its liabilities) and dissolve. The Trust is in the process of winding up its business, which it expects to complete in the fourth quarter of 2004 with a final liquidating dividend to its shareholders. In connection therewith, the Trust has changed its basis of accounting as of September 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their net realizable value and that estimated costs of liquidating the Trust be provided to the extent that they are reasonably determinable. The Trust estimates that the costs to liquidate will be approximately $49,000, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Trust in the fourth quarter of 2004.

      In the opinion of the Advisor of the Trust, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Trust's financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

      The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMIs

      On September 10, 2004, the Trust received a prepayment of the Mountain View Apartments Subordinated Promissory Note and the Mountain View Apartments Additional Loan. The contractual amount due on the Additional Loan was $1,400,000. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Advisor agreed to accept a payment of $150,000 in full satisfaction of all amounts due under the Subordinated Promissory Note, the Additional Loan and the Modification Agreements. Since the Additional Loan was effectively fully reserved due to the valuation allowance and the related deferred income on Additional Loans liability account, the $150,000 was recorded as a loan loss recovery. On September 17, 2004, the Trust received $9,034,637 from the FHA insured first mortgage related to Mountain View. On September 29, 2004, the Trust paid a special dividend of $0.62 per share from the proceeds of the Mountain View Apartments prepayment.

3.    MBS

      On September 24, 2004, the Trust sold its remaining MBS portfolio for $1,255,705, including accrued interest of $6,273. The gain realized from the sale was $95,439.

      At the time of the sale, the MBS portfolio had an amortized cost of $1,153,993 and a face value of $1,220,978. After the sale, the Trust received $22,403 in additional face value from the October pass-through payment.

                                    Continued
                          KRUPP GOVERNMENT INCOME TRUST

                    NOTES TO FINANCIAL STATEMENTS, Continued

                    (In Liquidation as of September 30, 2004)

                                   ----------

4.    Operating Expense Limitation

      Per Article VI, Section 5 of the Declaration of Trust, the total annual operating expenses of the Trust may not exceed the greater of 2% of the average invested assets of the Trust or 25% of the Trust's net income. These tests are calculated each quarter by the Advisor based on the prior twelve months of activity. In order for the Trust to be in compliance with this requirement, the Advisor refunded $414,276 of the Trust's operating expenses for the twelve months ended June 30, 2004. For the twelve months ended September 30, 2004, the Trust was in compliance with this requirement

5.    Changes in Shareholders' Equity

      A summary of changes in shareholders' equity for nine months ended September 30, 2004 is as follows:

                                         Total                         Accumulated
                                        Common            Retained    Comprehensive     Shareholders'
                                         Stock            Earnings        Income           Equity
                                      ------------       ---------       --------       ------------
Balance at December 31, 2003          $ 12,192,126       $      --       $ 99,756       $ 12,291,882

Net income                                      --         761,427             --            761,427

Dividends                               (9,474,706)       (761,427)            --        (10,236,133)

Change in unrealized gain on MBS                --              --        (99,756)           (99,756)
                                      ------------       ---------       --------       ------------

Balance at September 30, 2004         $  2,717,420       $      --       $     --       $  2,717,420
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

Liquidity and Capital Resources

On September 10, 2004, the Trust received a prepayment of the Mountain View Apartments Subordinated Promissory Note and the Mountain View Apartments Additional Loan. The contractual amount due on the Additional Loan was $1,400,000. Based on the Advisor's analysis of market conditions and property operations and their effect on the property's value, the Advisor agreed to accept a payment of $150,000 in full satisfaction of all amounts due under the Subordinated Promissory Note, the Additional Loan and the Modification Agreements. Since the Additional Loan was effectively fully reserved due to the valuation allowance and the related deferred income on Additional Loans liability account, the $150,000 was recorded as a loan loss recovery. On September 17, 2004, the Trust received $9,034,637 from the FHA insured first mortgage related to Mountain View. On September 29, 2004, the Trust paid a special dividend of $0.62 per share from the proceeds of the Mountain View Apartments prepayment.

As a result of the payoff of the Mountain View Apartments PIMI, the Trust is in the process of winding up its business, which it expects to complete in the fourth quarter of 2004 with a final liquidating dividend to its shareholders. In connection therewith, the Trust has changed its basis of accounting as of September 30, 2004 from the going-concern basis to the liquidation basis of accounting.

At September 30, 2004, the Trust had liquidity consisting of cash and cash equivalents of approximately $2.8 million as well as interest earned on the Trust's cash and cash equivalents. The Trust anticipates that these sources will be adequate to provide the Trust with sufficient liquidity to meet its obligations during its liquidation.

On September 24, 2004, the Trust sold its remaining MBS portfolio for $1,255,705, including accrued interest of $6,273. The gain realized from the sale was $95,439.

At the time of the sale, the MBS portfolio had an amortized cost of $1,153,993 and a face value of $1,220,978. After the sale, the Trust received $22,403 in additional face value from the October pass-through payment.

As a result of the payoff of the Mountain View Apartments PIMI on September 10, 2004, and consistent with the purposes of the Trust, the Trustees of the Trust have resolved to terminate the Trust, distribute its assets (after payment of or provision for its liabilities) and dissolve. The Trust is in the process of winding up its business, which it expects to complete in the fourth quarter of 2004 with a final liquidating dividend to its shareholders. Following this final liquidating dividend, the Trust will be dissolved.

Critical Accounting Policies

The Trust's critical accounting policy relates to the Trust's estimates included in its liquidation basis accounting statements.

The Trust is in the process of winding up its business, which it expects to complete in the fourth quarter of 2004 with a final liquidating dividend to its shareholders. In connection therewith, the Trust has changed its basis of accounting as of September 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their net realizable value and that estimated costs of liquidating the Trust be provided to the extent that they are reasonably determinable. The Trust estimates that the costs to liquidate will be approximately $49,000, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Trust in the fourth quarter of 2004. This amount has been included in the Trust's liabilities at September 30, 2004.

Results of Operations

The Trust's net income increased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to decreases in asset management fees, expense reimbursements to affiliates, general and administrative expenses, amortization expense and the recording of a loan loss recovery in the third quarter of 2004. This increase was partially offset by decreases in MBS interest income, basic interest on PIMs and PIMIs and other interest income. This increase was also partially offset by the recording of the estimated liquidation costs of the Trust. Asset management fees decreased due to the decrease in the Trust's investments as a result of principal collections and payoffs. Expense reimbursements to affiliates and general and administrative expenses decreased due to a change in the estimated cost of services provided to the Trust in 2004. Amortization expense decreased due to the full recognition of prepaid fees and expenses from the Mountain View PIMI in August 2003. The loan loss recovery was due to the payoff of the Mountain View Additional Loan. The full amount of the additional loan had been fully reserved in prior years. The decrease in basic interest on PIMs and PIMIs is due to the Mountain View PIMI payoff. MBS interest income decreased primarily due to the Pointe East Apartments MBS payoff in July 2003. Other interest income decreased due to significantly lower average cash balances available for short-term investing during the three months ended September 30, 2004 versus the three months ended September 30, 2003. The recording of estimated liquidation costs is due to the Trust changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Trust recorded an estimate in the third quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in the fourth quarter of 2004.

The Trust's net income decreased in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 primarily due to decreases in participation income, additional loan interest, basic interest income on PIMs and PIMIs and MBS interest income. This decrease was partially offset by the operating expense limitation adjustment. Participation income was greater in 2003 due to the collection of participation income received in 2003 from the payoffs of the Rivergreens PIM and the Windward Lakes and Lifestyles PIMIs. Additional loan interest was greater in 2003 due to the recognition of deferred revenue and the collection of accrued interest from the Windward Lakes PIMI and the recognition of deferred revenue from the Lifestyles PIMI payoff in March of 2003. Basic interest income on PIMs and PIMIs decreased due to the payoffs of the Rivergreens PIM and Lifestyles PIMI in March of 2003 and the Windward Lakes PIMI in June of 2003. MBS interest income decreased primarily due to the Pointe East Apartments MBS payoff in July 2003. In the second quarter of 2004, the operating expenses of the Trust were decreased in order for the Trust to be in compliance with the annual operating expenses limitation test as defined in the Declaration of Trust.

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

At September 30, 2004, the Trust's investments also include cash and cash equivalents of approximately $997,000 of Agency paper, which is issued by Government Sponsored Enterprises with a credit rating equal to the top rating category of a nationally recognized statistical rating organization.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. The Chief Executive Officer and the Chief Accounting Officer concluded that the Trust's disclosure controls and procedures were effective as of the date of their evaluation, in timely alerting them to material information relating to the Trust required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Trust's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                          KRUPP GOVERNMENT INCOME TRUST

                           PART II - OTHER INFORMATION

                                   ----------

Item 1. Legal Proceedings

      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

                                      Krupp Government Income Trust
                                              (Registrant)


                                      BY: /s/ Wayne Zarozny
                                          -----------------
                                          Wayne Zarozny
                                          Treasurer and Chief Accounting Officer
                                          of Krupp Government Income Trust

Date: November 11, 2004